Form 10-Q
period 2013-09-30
OCI Partners LP
filed 2013-11-18
CIK 1578932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-36098

OCI PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	90-0936556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mailing Address:	Physical Address:
P.O. Box 1647	5470 N. Twin City Highway
Nederland, Texas 77627	Nederland, Texas 77627
(Address of principal executive offices) (Zip Code)

(409) 723-1900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ (The registrant became subject to such requirements on October 3, 2013, and, it has filed all reports so required since that date.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2013, the registrant had 80,500,000 common units outstanding.

OCI PARTNERS LP

Form 10-Q

PART I. FINANCIAL INFORMATION

Explanatory Note

The information contained in this report relates to periods that ended prior to the completion of the initial public offering (“IPO”) of OCI Partners LP (the “Partnership”), and prior to the effective dates of some of the agreements discussed herein. Consequently, the unaudited condensed financial statements and related discussion of financial condition and results of operations contained in this report pertain to OCI Beaumont LLC (the “Predecessor” or the “Company”), which was contributed by OCI USA Inc. (“OCI USA”) to the Partnership in connection with the completion of the IPO. We have also provided an unaudited condensed balance sheet for the Partnership.

On October 3, 2013, the Partnership priced 17,500,000 common units in its IPO to the public at a price of $18.00 per unit, and on October 4, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “OCIP.” On October 9, 2013, the Partnership closed its IPO of 17,500,000 common units, and issued 60,375,000 common units to OCI USA. On November 4, 2013, in connection with the expiration of the underwriters’ over-allotment option period, the Partnership issued an additional 2,625,000 common units to OCI USA pursuant to the terms of the underwriting agreement and contribution agreement entered into in connection with the IPO.

Unless the context otherwise requires, references in this report to the “Predecessor,” “Company,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 9, 2013, the closing date of the IPO), refer to OCI Beaumont LLC, our Predecessor for accounting purposes. References in this report to “OCI Partners LP,” “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (after October 9, 2013, the closing date of the IPO), refer to OCI Partners LP and its subsidiaries. See Note 10 to the unaudited condensed financial statements for the Predecessor for information regarding the closing of the IPO.

While management believes that the unaudited condensed financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not believe that these unaudited condensed financial statements are necessarily indicative of the financial results that will be reported by the Partnership for periods subsequent to the formation and other transactions that resulted in the capitalization and start-up of the Partnership. The information contained in this report should be read in conjunction with the information contained in the Partnership’s prospectus dated October 3, 2013 included in its Registration Statement on Form S-1, as amended (SEC File No. 333-189350), for additional financial information regarding the unaudited pro forma financial results when reviewing the financial statements of the Predecessor contained herein.

ITEM 1.	FINANCIAL STATEMENTS

OCI PARTNERS LP

CONDENSED BALANCE SHEET

(In actual dollars)

(Unaudited)

As of September 30, 2013
Assets
Cash	$1,000

Total Assets	$1,000

Partner’s Capital	$1,000

See accompanying notes to condensed balance sheet

OCI PARTNERS LP

NOTES TO CONDENSED BALANCE SHEET

(Unaudited)

(Dollars in thousands, except per unit data)

1. NATURE OF OPERATIONS

OCI Partners LP (the “Partnership”) is a Delaware limited partnership that was formed on February 7, 2013 to own and operate a recently upgraded integrated methanol and ammonia production facility that is strategically located on the Texas Gulf Coast near Beaumont.

2. INITIAL PUBLIC OFFERING OF OCI PARTNERS LP

On June 14, 2013, the Partnership filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) relating to a proposed underwritten initial public offering (“IPO”) of common units representing limited partner interests in the Partnership, which was subsequently amended on July 23, 2013, August 12, 2013, September 9, 2013, and September 23, 2013 and became effective on October 3, 2013. On October 3, 2013, the Partnership priced 17,500,000 common units in its IPO at a price to the public of $18.00 per unit, and on October 4, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “OCIP.” On October 9, 2013, the Partnership closed its IPO of 17,500,000 common units, and issued 60,375,000 common units to OCI USA. On November 4, 2013, in connection with the expiration of the underwriters’ over-allotment option period, the Partnership issued an additional 2,625,000 common units to OCI USA pursuant to the terms of the underwriting agreement and contribution agreement entered into in connection with the IPO.

The net proceeds from the IPO of approximately $295,313, after deducting the underwriting discount and the structuring fee, were used to: (i) repay the Term B-1 Loan (as defined in note 5(b) of the financial statements of OCI Beaumont, LLC) in the amount of approximately $125,000, and accrued interest on the Term B-1 Loan of $1,085 and (ii) provide the Partnership working capital of approximately $169,228 with the funds to be utilized to pay a portion of the costs of the Partnership’s debottlenecking project and other capital projects incurred after the completion of the IPO.

In connection with the closing of the IPO, OCI USA contributed its interests in OCI Beaumont LLC (the “Company”) to the Partnership, and the Partnership issued an aggregate of 60,375,000 common units to OCI USA on October 9, 2013. On November 4, 2013, in connection with the expiration of the underwriters’ over-allotment option period, the Partnership issued an additional 2,625,000 common units to OCI USA pursuant to the terms of the underwriting agreement and contribution agreement entered into in connection with the IPO. Upon the closing of the IPO, the historical financial statements of the Company became the historical financial statements of the Partnership.

OCI BEAUMONT LLC

Condensed Balance Sheets

September 30, 2013 and December 31, 2012

(Unaudited)

(Dollars in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$63,508	$41,708
Restricted cash	282	282
Accounts receivable	27,560	28,099
Inventories	5,608	4,430
Prepaid interest—related party	2,363	—
Advances due from related parties	8,131	—
Other current assets and prepaid expenses	7,957	1,496

Total current assets	115,409	76,015
Property, plant, and equipment, net of accumulated depreciation of $27,982 and $11,355, respectively	337,208	329,330
Other non-current assets	7,693	—

Total assets	$460,310	$405,345

Liabilities and Members’ Equity (Deficit)
Current liabilities:
Accounts payable	13,923	18,691
Accounts payable—related party	10,984	4,016
Other payables and accruals	2,293	6,365
Credit facility	—	125,000
Current maturities of the term loan facility	2,350	—
Accrued interest	2,563	1,019
Other current liabilities	3,543	3,453

Total current liabilities	35,656	158,544
Debt—related party	170,482	170,482
Accrued interest—related party	—	20,201
Term loan facility	352,352	—
Other non-current liabilities	568	—

Total liabilities	559,058	349,227

Member’s equity (deficit):
Member’s capital (deficit)	(256,000)	4,000
Retained earnings	157,252	52,118

Total member’s equity (deficit)	(98,748)	56,118

Total liabilities and member’s equity (deficit)	$460,310	$405,345

See accompanying notes to condensed financial statements.

OCI BEAUMONT LLC

Condensed Statements of Operations

Three-month and nine-month periods ended September 30, 2013 and 2012

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$95,790	$69,328	$314,852	$135,210
Cost of goods sold (exclusive depreciation)	48,813	40,408	143,266	89,237
Depreciation expense	5,549	3,974	16,627	5,905
Selling, general, and administrative expenses	5,369	3,467	21,815	7,936

Income from operations before interest expense, other income (expense) and income tax expense	36,059	21,479	133,144	32,132
Interest expense	5,015	2,429	11,698	3,383
Interest expense—related party	3,998	1,973	12,435	2,153
Loss on extinguishment of debt	2,493	—	2,493	—
Other income (expense)	7	(55)	18	202

Income from operations before tax expense	24,560	17,022	106,536	26,798
Income tax expense	428	411	1,402	551

Net income	$24,132	$16,611	$105,134	$26,247

See accompanying notes to condensed financial statements

OCI BEAUMONT LLC

Condensed Statements of Member’s Equity (Deficit)

Nine-month periods ended September 30, 2013 and 2012

(Unaudited)

(Dollars in thousands)

	Member’s capital (deficit)	Retained earnings	Total member’s equity (deficit)
Balances as of December 31, 2011	$4,000	$287	$4,287
Net income	—	26,247	26,247

Balances as of September 30, 2012	4,000	26,534	30,534

Balances as of December 31, 2012	4,000	52,118	56,118
Distributions	(260,000)	—	(260,000)
Net income	—	105,134	105,134

Balances as of September 30, 2013	$(256,000)	$157,252	$(98,748)

See accompanying notes to condensed financial statements

OCI BEAUMONT LLC

Condensed Statements of Cash Flows

Nine-month periods ended September 30, 2013 and 2012

(Unaudited)

(Dollars in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$105,134	$26,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,627	5,905
Amortization of debt issuance costs	2,780	1,250
Loss on extinguishment of debt	2,493	—
Deferred income tax expense	568	—
Decrease (increase) in:
Restricted cash	—	(282)
Accounts receivable	539	(34,445)
Inventories	(1,178)	2,057
Prepaid interest—related party	(2,363)	—
Advances due from related parties	(8,131)	—
Other current assets and prepaid expenses	(4,285)	169
Increase (decrease) in:
Accounts payable	(5,324)	17,539
Accounts payable—related party	2,368	1,128
Other payables, accruals, and current liabilities	(3,126)	2,651
Accrued interest	1,544	2,133
Accrued interest—related party	(20,201)	2,155

Net cash provided by operating activities	87,445	26,507

Cash flows from investing activities:
Purchase of property, plant, and equipment	(20,811)	(183,456)

Net cash used in investing activities	(20,811)	(183,456)

Cash flows from financing activities:
Proceeds from borrowings	354,600	125,000
Proceeds from borrowings—related party	—	132,482
Repayment of debt	(125,000)	—
Repayment of debt—related party	—	(94,500)
Debt issuance costs	(11,864)	(3,000)
Cash distributions to member	(260,000)	—
Initial public offering costs	(2,570)	—

Net cash provided by (used in) financing activities	(44,834)	159,982

Net increase in cash and cash equivalents	21,800	3,033
Cash and cash equivalents, beginning of period	41,708	1,034

Cash and cash equivalents, end of period	$63,508	$4,067

Supplemental cash disclosures:
Cash paid during the period for income taxes	$900	$—
Cash paid during the period for interest, net of amount capitalized	6,999	—
Cash paid during the period for interest, net of amount capitalized—related party	35,000	—
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$1,209	$4,496
Accruals of property, plant and equipment purchases—related party	4,600	—
Capitalized interest	—	659
Capitalized interest—related party	—	10,270

See accompanying notes to condensed financial statements

OCI BEAUMONT LLC

Notes to the Unaudited Condensed Financial Statements

September 30, 2013

(Dollars in thousands, except per unit data)

Note 1 — Business and Basis of Presentation

Description of Business

OCI Beaumont LLC (the “Company”) is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 (the “Acquisition Date”) for $26,500 (the “Asset Acquisition”). In addition, on June 21, 2012, the Company changed its legal name from Pandora Methanol LLC to OCI Beaumont LLC. OCI Partners LP (the “Partnership”), a Delaware limited partnership formed in February 2013, completed its initial public offering (“IPO”) in October 2013, and OCI USA Inc. (formerly, Albiorix Inc.) contributed all of its membership interests in the Company to the Partnership on October 9, 2013 in connection with the IPO, as discussed further in note 10.

The Company funded the purchase and subsequent construction of the facility through intercompany loans from an indirect parent company, OCI Fertilizer International B.V. (“OCI Fertilizer”), as well as a loan from a third party financial institution (See note 5). The assets purchased had not been operating since December 2004, and therefore, the Company commenced a rehabilitation and renovation program at the facility shortly following the Acquisition Date. The assets purchased are located in the Gulf Coast region of the United States near Beaumont, Texas, and the Company commenced its full operations during August 2012. The Company produces and sells methanol and anhydrous ammonia. In addition, the Company has pipeline connections to adjacent customers and port access with dedicated methanol and ammonia import/export jetties, allowing it to ship both products along the Gulf Coast.

Prior to the completion of the IPO, the Company was a direct, wholly owned subsidiary of OCI USA Inc., a Delaware corporation, which is an indirect wholly owned subsidiary of OCI Fertilizer, a Dutch private limited liability company. OCI Fertilizer is an indirect wholly owned subsidiary of OCI N.V., a Dutch public limited liability company, which is the ultimate parent for a group of related entities. OCI N.V., through its subsidiaries, is a global nitrogen-based fertilizer producer and engineering and construction contractor. OCI N.V. is listed on the NYSE Euronext Amsterdam and trades under the symbol “OCI”.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim condensed financial statements, including the notes, have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of September 30, 2013, and the results of operations and cash flows for the periods presented. The accompanying unaudited condensed financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the effects of the IPO, certain related asset and liability transfers and debt transactions occurring in October 2013 are not reflected in these unaudited condensed financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other reporting period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, included in the Partnership’s prospectus dated October 3, 2013 (the “Prospectus”) included in its Registration Statement on Form S-1, as amended (SEC File No. 333-189350).

The preparation of interim period financial statements in accordance with the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include the useful lives of property, plant, and equipment, environmental liabilities, and other contingencies.

Restatement

The Company has restated its financial statements as of and for the year ended December 31, 2012. During 2013, the Company identified errors associated with debit balances in the financial statement caption “Accounts payable” that should have been charged to Cost of goods sold (exclusive of depreciation) during the year ended December 31, 2012. Consequently, the Company has restated its financial statements for the year ended December 31, 2012 by increasing “Accounts payable” by $8,947 and increasing “Cost of goods sold (exclusive of depreciation)” by $8,947. The identified error had no impact on cash flow from operating activities, investing activities, and/or financing activities of the company.

Note 2 — Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that management believes would materially impact the Company’s financial statements. Management does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on the Company’s financial position or results of operations.

OCI BEAUMONT LLC

Notes to Unaudited Condensed Financial Statements (Continued)

September 30, 2013

(Dollars in thousands, except per unit data)

Note 3 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Ammonia	$2,956	$877
Methanol	2,652	3,553

Total inventory	$5,608	$4,430

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Land	1,479	$1,479
Buildings	5,035	5,035
Plant and equipment	327,619	323,718
Vehicles	63	63
Construction in progress	30,994	10,390

Less accumulated depreciation	(27,982)	(11,355)

Total property, plant and equipment, net	$337,208	$329,330

The construction in progress balance at September 30, 2013 represents the costs associated with our debottlenecking project, the construction of a new metering station to connect the plant to a third natural gas pipeline, and other miscellaneous minor capital projects.

OCI BEAUMONT LLC

Notes to Unaudited Condensed Financial Statements (Continued)

September 30, 2013

(Dollars in thousands, except per unit data)

Note 5 — Debt

(a) Debt—Related Party

The Company has related party debt agreements with OCI Fertilizer, which consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	Interest rate	Interest rate as of September 30, 2013	Maturity date
Intercompany Term Facility	$170,482	9.25% + LIBOR	9.43%	January 20, 2020

Total Debt—Related Party	$170,482

	December 31, 2012	Interest rate	Interest rate as of December 31, 2012	Maturity date
Facility loan I—Related Party	$40,000	9.25% + LIBOR	9.46%	August 1, 2014
Facility loan II—Related Party	100,000	9.25% + LIBOR	9.46%	August 1, 2014
Facility loan III—Related Party	30,482	9.25% + LIBOR	9.46%	December 31, 2014

Total Debt—Related Party	$170,482

On September 15, 2013, the related party facility loans I, II, and III agreements were replaced with a new Intercompany Term Facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000, and a maturity date of January 20, 2020. Borrowings under the Intercompany Term Facility are subordinated to the Term Loans (as defined below) under the Term Loan B Credit Facility (as defined below). Prior to the completion of the IPO, borrowings under the Intercompany Term Facility accrued interest at an interest rate equal to the one-month LIBOR plus 9.25%. Upon the completion of the IPO, borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term B-2 Loan discussed in Note 5(b), plus (ii) 0.25%.

On August 20, 2013, the Company entered into a $40,000 intercompany revolving facility with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. Borrowings under the Intercompany Revolving Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term B-2 Loan discussed in Note 5(b), plus (ii) 0.25%. The Company will pay a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility. As of September 30, 2013, the Company has not drawn under the Intercompany Revolving Facility.

The facility loan I agreement was amended on June 26, 2012 to extend the maturity date from December 31, 2012 (the original maturity date) to August 1, 2014. As such and in accordance with ASC 470, Debt, the Company classified the facility loan I as a long-term liability as of December 31, 2012.

The Company paid $35,000 in March 2013 to OCI Fertilizer to settle the balance of accrued interest on the related party loans which resulted in a $10,400 prepaid interest amount. As of September 30, 2013, the related party prepaid interest was $2,363.

(b) Debt—External Party

	September 30, 2013	Interest rate	Interest rate as of September 30, 2013	Maturity date
Term B-1 Loan	$125,000	5% + Adjusted LIBOR	6.25%	August 20, 2019
Term B-2 Loan	235,000	5% + Adjusted LIBOR	6.25%	August 20, 2019

Total Debt—External Party	$360,000
Less: Current Portion	2,350
Less: Debt Discount	5,298

Total Long-term Debt—External Party	$352,352

	December 31, 2012	Interest rate	Interest rate as of December 31, 2012	Maturity date
Prior Credit Facility	$125,000	4.50% + LIBOR	4.82%	April 25, 2013

On April 26, 2012, the Company entered into a term loan facility agreement with a syndicate of lenders, including Credit Agricole Corporate and Investment Bank, as facility agent (the “Prior Credit Facility”), and borrowed $125,000 under the Prior Credit Facility. On April 30, 2012, the Company utilized the borrowings under the Prior Credit Facility to repay in full and terminate all of the $92,500 of debt outstanding under its then-existing related party term loan and revolving loan. The Prior Credit Facility was repaid in full with the proceeds of the Bridge Term Loan Credit Facility discussed below.

On May 21, 2013, the Company entered into a $360,000 senior secured term loan credit facility with a group of lenders (the “Bridge Term Loan Credit Facility”). The Bridge Term Loan Credit Facility was comprised of a $125,000 Bridge Term B-1 Loan and a $235,000 Bridge Term B-2 Loan. The Company utilized $125,000 of the funds borrowed under the Bridge Term B-1 Loan to repay amounts owed under the Prior Credit Facility. Approximately $230,000 of proceeds from the Bridge Term B-2 Loan was distributed to OCI USA and approximately $4,025 of proceeds from the Bridge Term B-2 Loan was used to pay bank and legal fees associated with the Bridge Term Loan Credit Facility.

OCI BEAUMONT LLC

Notes to Unaudited Condensed Financial Statements (Continued)

September 30, 2013

(Dollars in thousands, except per unit data)

On August 20, 2013, the Company entered into a $360,000 senior secured term loan facility (the “Term Loan B Credit Facility”) with a syndicate of lenders, comprised of two tranches of term debt in the amounts of $125,000 (the “Term B-1 Loan”) and $235,000 (the “Term B-2 Loan” and, together with the Term B-1 Loan, the “Term B Loans”), respectively. Borrowings under the Term Loan B Credit Facility are unconditionally guaranteed by OCI USA. Upon entry into the Term Loan B Credit Facility, the Company utilized the funds borrowed under the facility to repay amounts owing under the Bridge Term Loan Credit Facility.

The Term Loan B Credit Facility allows the Company to add one or more incremental term loan facilities in an aggregate principal amount not to exceed the greater of $100,000 and such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00. The Term B Loans, as well as related fees and expenses, were unconditionally guaranteed by OCI USA and, upon completion of the IPO, became unconditionally guaranteed by the Partnership. The Term B Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B Loans, and related fees and expenses, are secured by a first priority lien on substantially all of the Company’s assets and, prior to the completion of the IPO, a pledge by OCI USA of its ownership interest in the Company. Upon completion of the IPO, all security provided by OCI USA was released, and the Partnership pledged its ownership interest in the Company. Prior to the completion of the IPO, interest on the Term B Loans accrued, at the Company’s option, at adjusted LIBOR plus 5.00% per annum or the alternate base rate plus 4.00%. After the completion of the IPO, if the Company has received both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. The Term Loan B Credit Facility contains customary covenants and conditions. Upon the occurrence of certain events of default under the Term Loan B Credit Facility the Company’s obligations under the Term Loan B Credit Facility may be accelerated. In addition, the Company may not permit, on the last day of any fiscal quarter, beginning March 31, 2014 (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to March 31, 2015, 2.00 to 1.00 and (y) in the case of the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The Company is required to make quarterly principal payment reductions equal to 0.25% of the face value of the loan at the end of each quarter. The Term Loan B Credit Facility contains various restrictive, nonfinancial covenants, which include, among others, reporting requirements, maintenance of specified insurance coverage, compliance with applicable laws and regulations, and maximum annual capital expenditures. The Term Loan B Credit Facility contains financial covenants related to maintaining minimum quarterly EBITDA requirements.

Upon the completion of the IPO, the Company utilized proceeds of approximately $126,085 million received from the offering to repay in full outstanding borrowings under the Term B-1 Loan of approximately $125,000 and $1,085 of accrued interest. For information on material borrowings subsequent to September 30, 2013 refer to Note 10 — Subsequent Events. Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2013	$900
2014	3,600
2015	3,600
2016	3,600
2017	3,600
2018	3,600
Thereafter	341,100

Total	$360,000

The Term Loan B Credit Facility included a 1.5% debt discount of $5,400 that was withheld from the disbursement of the loans, a 1.5% arranger fee of $5,400, as well as $2,500 of associated legal and structuring fees. The Company recorded the debt discount as a reduction of long-term debt, and the arranger fees in other long-term assets, and the legal and structuring fees in other long term assets in the accompanying unaudited condensed balance sheet. All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $249 for the three and nine-months ended September 30, 2013, which is presented as a component of interest expense in the accompanying unaudited condensed statements of operations.

The Company incurred $4,025 of debt issuance costs related to the Bridge Term Loan Credit Facility during May 2013. The debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Bridge Term Loan Credit Facility. The Company recorded the debt issuance costs in other long-term assets in the accompanying unaudited condensed balance sheets and was amortizing them over the term of the Bridge Term Loan Credit Facility using the straight-line method. The Company amortized debt issuance costs related to the Bridge Term Loan Credit Facility of $525 and $1,532 during the three and nine-month periods ended September 30, 2013. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed statements of operations. These debt issue costs were written off in connection with the repayment of the Bridge Term B-1 Loan and the Bridge Term B-2 Loan on August 20, 2013, resulting in a loss on extinguishment of debt in the three month period ended September 30, 2013 of $2,493.

OCI BEAUMONT LLC

Notes to Unaudited Condensed Financial Statements (Continued)

September 30, 2013

(Dollars in thousands, except per unit data)

The Company incurred $3,000 of debt issuance costs related to the Prior Credit Facility during April 2012. The debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Prior Credit Facility. The Company recorded the debt issuance costs in other current assets and prepaid expenses in the accompanying unaudited condensed balance sheets and is amortizing them over the term of the Prior Credit Facility. The Company amortized debt issuance costs related to the Prior Credit Facility of $1,000 during the nine-month periods ended September 30, 2013, and of $750 and $1,250 for the three and nine-month periods ended September 30, 2012 all related to the Prior Credit Facility. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed statements of operations.

Note 6 — Related Parties

During the three and nine months ended September 30, 2013, the Company had related party transactions with Orascom Construction Industries (“OCI Egypt”) related to management support fees of $1,916 and $6,297, respectively, which are recorded in selling, general and administrative expense in the accompanying unaudited condensed statements of income. The related party management support fees from OCI Egypt did not start until the commencement of the methanol production during the third quarter of 2012. As indicated above in note 5(a), the Company has related party debt as of September 30, 2013, and, recorded interest of $3,998 and $12,435, respectively in three and nine month periods ended September 30, 2013. In addition, the Company made advances to related parties totalling $8,131 as of September 30, 2013 primarily (a) to fund one related party’s construction of a facility which will be owned and operated by the related party and (b) to fund a separate related party’s start-up expenses. The advances are non-interest bearing and were transferred to OCI USA as part of the completion of the IPO, as discussed further in Note 10. During the nine months ended September 30, 2013, the Company paid $260,000 as capital distributions to its OCI USA, Inc. During the three and nine months ended September 30, 2013, the Company paid $279 and $709 respectively to OCI Nitrogen B.V. related to officers’ salaries, wages and travel expenses. No other related party transactions occurred during the periods ended September 30, 2013 and 2012.

Construction Agreement with Orascom E&C USA Inc.

In June 2013, the Company entered into a procurement and construction contract with Orascom E&C USA Inc., an indirect wholly owned subsidiary of OCI N.V., pursuant to which Orascom E&C USA Inc. will undertake the debottlenecking of our methanol and ammonia production units, a maintenance turnaround of the Company’s methanol and ammonia production facility and the implementation of certain environmental upgrades. Under the terms of the contract, Orascom E&C USA Inc. will be paid on a cost reimbursable basis, plus a fixed fee that will equal 9% of the costs of the project, excluding any discounts. The contract allocates customary responsibilities to the Company and Orascom E&C USA Inc. The agreement does not provide for the imposition of liquidated or consequential damages. During the three and nine months ended September 30, 2013, costs (including the fixed fee) totaling $9,900 and $11,800, respectively, were incurred under this contract.

Note 7 — Significant Customers

During the three and nine month periods ended September 30, 2013 and 2012, the following customers accounted for 10% or more of the Company’s revenues:

Customer name	Three months ended September 30, 2013	Nine months ended September 30, 2013
Methanex	28.4%	32.5%
Koch (1)	22.3%	23.2%
Transammonia	23.9%	17.9%
Rentech	10.5%	14.1%

Customer name	Three months ended September 30, 2012	Nine months ended September 30, 2012
Transammonia	51.1%	61.7%
Arkema	9.5%	10.7%
Koch (1)	16.6%	8.5%
Methanex	14.4%	7.4%

The loss of any one or more of the Company’s significant customers noted above may have a material adverse effect on the Company’s future results of operations.

(1)	Figures presented include sales to Koch Nitrogen, LLC and Koch Methanol, LLC.

OCI BEAUMONT LLC

Notes to Unaudited Condensed Financial Statements (Continued)

September 30, 2013

(Dollars in thousands, except per unit data)

Note 8 — Contingencies and Legal Proceedings

The Company is involved in various claims and/or legal actions from time to time arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. The Company’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Company the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Company had no operating expenditures for environmental fines, penalties, or government-imposed remedial or corrective actions during the three- and nine-month periods ended September 30, 2013 and 2012.

During July and August 2013, the Company experienced 13 days of unplanned downtime as the Company took its methanol unit offline to repair its syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. The Company has made a business interruption claim with its insurance providers to cover a portion of its losses associated with this unplanned downtime. The Company estimates that its total claim for losses associated with this unplanned downtime will be approximately $11,300 and that its net recovery will be approximately $6,400 (after incurring a deductible of approximately $4,900). Any insurance proceeds received by the Company in connection with this insurance claim will be received no earlier than the fourth quarter of 2013, and the effect of the receipt of any insurance proceeds have not been included in the Company’s results for the quarter ended September 30, 2013.

Note 9 — Fair Value

The Company’s receivables and payables are short-term in nature and therefore, the carrying values approximate their respective fair values as of September 30, 2013. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of September 30, 2013 and 2012.

Note 10 — Subsequent Events

On October 3, 2013, the Partnership priced 17,500,000 common units in its IPO to the public at a price of $18.00 per unit, and on October 4, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “OCIP.” On October 9, 2013, the Partnership closed its IPO of 17,500,000 common units, and issued 60,375,000 common units to OCI USA. On November 4, 2013, in connection with the expiration of the underwriters’ over-allotment option period, the Partnership issued an additional 2,625,000 common units to OCI USA pursuant to the terms of the underwriting agreement and contribution agreement entered into in connection with the IPO. The net proceeds from the IPO of approximately $295,313, after deducting the underwriting discount and the structuring fee, were used to: (i) repay the Term B-1 Loan in the amount of approximately $125,000 and accrued interest on the Term B-1 Loan of approximately $1,085 and (ii) provide the Partnership working capital of approximately $169,228, with the funds to be utilized to pay a portion of the costs of our debottlenecking project and other capital projects incurred after the completion of the IPO. During the period ended September 30, 2013, the Company incurred and capitalized $3,176 of costs directly attributable to the IPO. Those costs are recorded in other current assets and prepaid expenses in the accompanying unaudited condensed balance sheet as of September 30, 2013.

In connection with the closing of the IPO, OCI USA contributed its interests in the Company to the Partnership, and the Partnership issued an aggregate of 60,375,000 common units to OCI USA on October 9, 2013. On November 4, 2013, in connection with the expiration of the underwriters’ over-allotment option period, the Partnership issued an additional 2,625,000 common units to OCI USA pursuant to the terms of the underwriting agreement and contribution agreement entered into in connection with the IPO.

Prior to the completion of the IPO, certain assets of the Company were distributed to OCI USA. In October 2013, the Company distributed $56,700 of cash, and $35,691 of accounts receivable to OCI USA, which was comprised of $8,131 of advances due from related party and $27,560 of trade receivables. All future collections of these transferred trade receivables will be received by OCI USA.

Agreements with Affiliates

Contribution Agreement

On October 9, 2013, in connection with the closing of the IPO, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) with the General Partner, OCI USA and the Company. Immediately prior to the closing of the IPO, OCI USA contributed to the Partnership its right, title and interest in and to all of the limited liability company interests in the Company in exchange for 60,375,000 common units. These transactions, among others, were made in a series of steps outlined in the Contribution Agreement. On November 4, 2013, after the expiration of the underwriters’ over-allotment option period, pursuant to the IPO underwriting agreement and the Contribution Agreement, the Partnership issued 2,625,000 additional common units that were subject to the underwriters’ over-allotment option to OCI USA for no additional consideration as part of OCI USA’s contribution of its membership interests in the Company to the Partnership.

OCI BEAUMONT LLC

Notes to Unaudited Condensed Financial Statements (Continued)

September 30, 2013

(Dollars in thousands, except per unit data)

Omnibus Agreement

On October 9, 2013, in connection with the closing of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) by and between the Partnership, OCI N.V., OCI USA, OCI GP LLC and the Company. The Omnibus Agreement addresses certain aspects of the Partnership’s relationship with OCI and OCI USA, including: (i) certain indemnification obligations, (ii) the provision by OCI USA to the Partnership of certain services, including selling, general and administrative services and management and operating services relating to operating the Partnership’s business, (iii) the Partnership’s use of the name “OCI” and related marks and (iv) the allocation among the Partnership and OCI USA of certain tax attributes.

Under the Omnibus Agreement, OCI USA will indemnify the Partnership for certain environmental losses suffered or incurred by the Partnership, directly or indirectly, by reason of or arising out of (i) any violation of environmental laws, (ii) any environmental event, condition or matter associated with or arising from the ownership or operation of the assets contributed to the Partnership and (iii) any environmental event, condition or matter associated with or arising from the assets retained by OCI USA, whether occurring before, on or after the closing of the IPO and whether occurring under environmental laws as in effect prior to, at or after the closing of the IPO. With respect to clause (i) or clause (ii) of the preceding sentence, OCI USA will be obligated to indemnify the Partnership only to the extent that such violation or environmental event, condition or matter was caused by the consummation of the transactions contemplated by the Contribution Agreement or commenced, occurred or existed before the closing of the IPO under environmental laws as in effect prior to the closing of the IPO. OCI USA’s indemnification obligation for covered environmental losses will be subject to a deductible of $250 per claim before the Partnership is entitled to indemnification. There is no limit on the amount for which OCI USA will indemnify the Partnership under the Omnibus Agreement once the Partnership meets the deductible, if applicable.

OCI USA will also indemnify the Partnership from and against any losses suffered or incurred by the Partnership by reason of or arising out of:

•	the Partnership’s transfer of employees to OCI USA or to the General Partner prior to the closing of the IPO;

•	(i) the failure of the Partnership to be the owner of valid and indefeasible easement rights or fee ownership or leasehold interests in and to the lands on which the contributed assets are located, (ii) the failure of the Partnership to have the consents, licenses and permits necessary to allow any pipeline included in the contributed assets to cross roads, waterways, railroads or other areas or the transfer of any of the contributed assets to the Partnership and (iii) the cost of curing the conditions set forth in clause (i) or clause (ii), in each case to the extent asserted prior to the third anniversary of the closing of the IPO;

•	the consummation of the transactions contemplated by the Contribution Agreement or events and conditions associated with the ownership or operation of the contributed assets and occurring before the closing of the IPO (other than covered environmental losses);

•	events and conditions associated with any assets retained by OCI USA;

•	federal, state and local tax liabilities attributable to the ownership or operation of the contributed assets on or prior to the closing of the IPO; and

•	the failure of the Partnership to have on the closing date of the IPO any consent, license, permit or approval necessary to allow the Partnership to own or operate the contributed assets in substantially the same manner that the contributed assets were owned or operated immediately prior to the closing date of the IPO.

The Partnership will indemnify OCI USA for events and conditions associated with the ownership or operation of the contributed assets that occur after the closing of the IPO and for environmental liabilities related to the contributed assets to the extent OCI USA is not required to indemnify the Partnership as described above. There is no limit on the amount for which the Partnership will indemnify OCI USA under the Omnibus Agreement.

In addition, under the Omnibus Agreement, OCI USA will provide, or cause one or more of its affiliates to provide, the Partnership with such selling, general and administrative services and management and operating services as may be necessary to manage and operate the business and affairs of the Partnership. Pursuant to the Omnibus Agreement, the Partnership will reimburse OCI USA for all reasonable direct or indirect costs and expenses incurred by OCI USA or its affiliates in connection with the provision of such services, including the compensation and employee benefits of employees of OCI USA or its affiliates.

Subject to the terms and conditions of the Omnibus Agreement, OCI granted and conveyed to the Partnership a nontransferable, nonexclusive, royalty-free right and license to use the “OCI” logo and trademark and all other trademarks and trade names owned by OCI.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our unaudited condensed financial statements and the related notes presented in this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Registration Statement on Form S-1, initially filed with the SEC on June 14, 2013 (File No. 333-189350), that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	the ability of our General Partner to modify or revoke our distribution policy at any time;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	our reliance on a single facility for conducting our operations;

•	our limited operating history;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	our lack of contracts that provide for minimum commitments from our customers;

•	the cyclical nature of our business;

•	expected demand for methanol, ammonia and their derivatives;

•	expected methanol, ammonia and energy prices;

•	anticipated production rates at our plant;

•	our reliance on natural gas delivered to us by our suppliers, including DCP Midstream and Kinder Morgan;

•	expected levels, timing and availability of economically priced natural gas supply to our plant;

•	expected operating costs, including natural gas and other feedstock costs and logistics costs;

•	expected new methanol supply or restart of idled capacity and timing for start-up of new or idled production facilities;

•	shutdowns (either temporary or permanent) or restarts of existing methanol and ammonia supplies (including our own facility), including, without limitation, the timing and length of planned maintenance outages;

•	our expected capital expenditures;

•	the impact of regulatory developments on the demand for our products;

•	global and regional economic activity (including industrial production levels);

•	a decrease in methanol production;

•	intense competition from other methanol and ammonia producers, including recent announcements by our competitors of their intentions to relocate, restart or construct methanol plants in the Texas Gulf Coast region;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	the risk associated with governmental policies affecting the agricultural industry;

•	the hazardous nature of our products, potential liability for accidents involving our products that cause interruption to our business, severe damage to property or injury to the environment and human health and potential increased costs relating to the transport of our products;

•	our potential inability to obtain or renew permits;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and on the end-use and application of our products;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset and geographic diversification;

•	our dependence on significant customers;

•	our ability to comply with employee safety laws and regulations;

•	the success of our debottlenecking project;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	additional risks, compliance costs and liabilities from expansions or acquisitions;

•	our reliance on our senior management team;

•	the potential shortage of skilled labor or loss of key personnel;

•	our indebtedness could adversely affect our financial condition;

•	our ability to service our indebtedness;

•	restrictions in our debt agreements;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we will rely on in connection with NYSE corporate governance requirements;

•	risks relating to our relationships with OCI or its affiliates;

•	control of our General Partner by OCI;

•	the conflicts of interest faced by our senior management team, which operates both us and our General Partner;

•	limitations on the fiduciary duties owed by our General Partner to us and our limited partners which are included in the partnership agreement; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

Unless the context otherwise requires, references in this report to the “Predecessor,” “Company,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 9, 2013, the closing date of the IPO), refer to OCI Beaumont LLC, our Predecessor for accounting purposes. References in this report to “OCI Partners LP,” “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (after October 9, 2013, the closing date of the IPO), refer to OCI Partners LP and its subsidiaries. See Note 10 to the unaudited condensed financial statements for the Predecessor for information regarding the closing of the IPO.

OVERVIEW

We are a Delaware limited partnership formed in February 2013 to own and operate a recently upgraded, integrated methanol and ammonia production facility that is strategically located on the Texas Gulf Coast near Beaumont. We are currently the largest merchant methanol producer in the United States with an annual methanol production capacity of approximately 730,000 metric tons and an annual ammonia production capacity of approximately 265,000 metric tons, and we are in the early stages of a debottlenecking project that will increase our annual methanol production capacity by 25% to approximately 912,500 metric tons and our annual ammonia production capacity by 15% to approximately 305,000 metric tons. Given our advantageous access and connectivity to customers and attractively priced natural gas feedstock supplies, we believe that we are one of the lowest-cost producers of methanol and ammonia in our markets and intend to capitalize on our competitive position to maximize our cash flow. We believe that the prospects for our methanol and ammonia business will remain positive for the foreseeable future because of growing U.S. and global demand for methanol and ammonia, our continued access to attractively priced natural gas feedstock, the United States’ current position as a net importer of both methanol and ammonia and our competitive position in our markets.

Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. Methanol is used in industrial applications to produce adhesives used in manufacturing wood products, such as plywood, particle board and laminates, resins to treat paper and plastic products, paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Methanol is also used outside of the United States as a direct fuel for automobile engines, as a fuel blended with gasoline and as an octane booster in reformulated gasoline. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical compounds.

We acquired our facility (which had been idled by the previous owners since 2004) in May 2011, commenced an upgrade that was completed in July 2012 and began operating our facility at full capacity in the fourth quarter of 2012. Our newly renovated facility began ammonia production in December 2011 and began methanol production in July 2012 (with no significant methanol production until August 2012), with revenues first generated from ammonia sales in the first quarter of 2012 and from methanol sales in the third quarter of 2012. Our net income and EBITDA were approximately $105.1 million and $149.8 million, respectively, for the nine months ended September 30, 2013 and were approximately $26.2 million and $38.2 million, respectively, for the nine months ended September 30, 2012. For a reconciliation of EBITDA to net income, please read “—Selected Financial Data.”

Methanol

Methanol, a global commodity, is a liquid petrochemical utilized in a variety of industrial and energy related applications. It is predominantly produced from natural gas, but is also produced from coal, particularly in China. In 2012, global methanol production was approximately 62.6 million metric tons, with 41.7% of 2012 global production originating in China and 9.7% originating in Trinidad. Significantly, Trinidad was the largest exporter of methanol to the United States in 2012. Methanol demand is largely driven by global economic activity, and as a result of improving economic conditions, demand has increased since 2009. In 2012, U.S. consumption and production of methanol totaled 6.0 million metric tons and 1.1 million metric tons, respectively, resulting in the majority of U.S. demand being met by imports. Global methanol prices are strongly correlated to feedstock prices in China, where the primary feedstock is coal, as well as global demand for end products that utilize methanol as a feedstock.

The methanol industry experienced a wave of global plant closures totaling more than 10.5 million metric tons of annual production between 1998-2007 due to high natural gas prices as well as generally weaker demand for chemicals. During this period, numerous U.S. methanol facilities were shut down or relocated to other countries resulting in the inability of current U.S. production capacity to meet current U.S. methanol demand.

The primary use of methanol is to make other chemicals, with approximately 29.9% of global methanol demand in 2012 being converted to formaldehyde, which is then used for a host of other industrial applications. Methanol is also used to produce adhesives for the lumber industry, such as plywood, particle board and laminates, for resins to treat paper and plastic products, and also in paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Outside of the United States, methanol is used as a direct fuel for automobile engines, as a fuel blended with gasoline and as an octane booster in reformulated gasoline.

Ammonia

Ammonia, a global commodity, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world‘s nitrogen chemical production. In 2012, global production of ammonia was approximately 166.0 million metric tons. In 2011, annual global production of ammonia was approximately 163.0 million metric tons, with approximately 30.8% of 2011 global production originating in China, 25.6% originating in the rest of Asia and Australia, 14.3% originating in the former Soviet Union and 3.5% originating in Trinidad. Significantly, Trinidad was the largest exporter of ammonia to the United States in 2012. In 2012, U.S. consumption and production of ammonia totaled 16.5 million metric tons and 10.1 million metric tons, respectively.

Since 1970, the number of ammonia producers in North America and the Caribbean has declined from 63 to 20, with the top five producers currently accounting for 70% of total ammonia production capacity. Plant closures, as well as some market consolidation through mergers and acquisitions were the result of an increasingly competitive supply environment. Similar consolidation has also occurred elsewhere in the world, particularly in Europe, and is still occurring today on a global scale. Over 95% of global ammonia output is used as a feedstock to produce other chemical forms of nitrogen, such as fertilizers (urea, ammonium nitrate, ammonium sulfates, phosphates); blasting/mining compounds (ammonium nitrate); fibers and plastics (acrylonitrile, caprolactam and other nylon intermediates, isocyanates and other urethane intermediates, amino resins); and NOx emission reducing agents (ammonia, urea), among others, with 3% to 4% being directly applied to the soil for agricultural purposes.

Natural Gas Feedstock

The primary feedstock for global methanol and ammonia production is natural gas, accounting for 76% and 68%, respectively, of the average volumes produced. In recent years, improved production techniques and drilling technologies in the United States have resulted in an increased supply of U.S. natural gas that is projected to continue for the foreseeable future. This abundance of U.S. natural gas has resulted in attractive domestic natural gas prices, often substantially below natural gas prices in other global markets, such as Europe, Japan and Northeast Asia.

As indicated by Energy Information Administration (“EIA”) forecasts (Annual Energy Outlook 2013, April 2013), as the depletion of conventional onshore and offshore U.S. natural gas resources continues, natural gas from unconventional resource plays, such as shale formations and coalbeds, is forecasted to continue to gain market share from conventional and often higher-cost sources of natural gas. The EIA estimates that natural gas production from the major shale formations will provide the majority of the growth in domestically produced natural gas supply for the foreseeable future, increasing to approximately 50% in 2040 as compared with 34% in 2011. According to the EIA, shale gas will be the largest contributor to natural gas production growth, while production from tight sands, coalbed methane deposits and offshore waters is expected to remain stable.

According to the EIA, total annual U.S. natural gas consumption is expected to grow from approximately 24.4 Tcf in 2011 to approximately 29.5 Tcf in 2040, or 0.7% per year on average. However, during the same time period, U.S. natural gas production is expected to increase from approximately 23.1 Tcf to approximately 33.2 Tcf, or 1.5% per year on average. The United States consumed more natural gas than it produced in 2011, with net imports of almost 2.0 Tcf. However, U.S. natural gas production is expected to exceed U.S. natural gas consumption by 2019, which is expected to spur the growth of net U.S. natural gas exports to approximately 3.6 Tcf in 2040.

As a result of the previously described fundamentals for natural gas in the United States, the EIA expects natural gas prices to remain relatively low for the foreseeable future. More specifically, in the EIA 2013 Annual Energy Outlook published in April 2013, the EIA expects Henry Hub average natural gas prices to remain below $4.00 per MMBtu until 2019 and thereafter to remain below $6.00 per MMBtu until 2034. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers like us.

The natural gas advantage currently enjoyed by the United States is highlighted by a comparison to Trinidad, which has historically been the largest exporter of methanol and ammonia to the United States. Trinidad is currently facing a natural gas supply deficit driven by maintenance work on key natural gas production sites as well as government rationing. In addition, Trinidad natural gas production has not been replaced with new reserves, with the country’s average reserve life decreasing from 40.1 years in 2000 to 10.1 years in 2011.

According to the Trinidad & Tobago Ministry of Energy and Energy Affairs, natural gas production in Trinidad has decreased from 4,274 MMscf per day in 2010 to 4,093 MMscf per day in 2012, and the allocation of the natural gas produced to power and industrial uses has decreased from 4,066 MMscf per day in 2010 to 3,470 MMscf per day in 2012. As a result, natural gas allocations for the production of ammonia and methanol have declined by 15% and 17% between 2010 and 2012, respectively. The decreased production of natural gas in Trinidad has led to reduced allocations to the methanol and ammonia production industries resulting in reduced methanol and ammonia capacity utilization rates in 2011 and 2012.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for our prior periods may not be comparable with our results of operations for the three and nine months ended September 30, 2013 or in the future for the reasons discussed below.

Start-Up of Our Facility

We did not achieve maximum daily production rates at our current capacity until the fourth quarter of 2012, after an approximate 20-month start-up phase. We acquired our facility (which had been idled by the previous owners since 2004) in May 2011, commenced an upgrade that was completed in July 2012 and began operating our facility at full capacity in the fourth quarter of 2012. Our newly renovated facility began ammonia production in December 2011 and began methanol production in July 2012 (with no significant methanol production until August 2012), with revenues first generated from ammonia sales in the first quarter of 2012 and from methanol sales in the third quarter of 2012. As a result of our limited history of operations due to an extended start-up phase, our results of operations and our operating cash flows presented below for the three and nine months ended September 30, 2012 do not reflect full utilization of our facility and are not indicative of our expected results of operations and operating cash flows for future periods.

Our results of operations for the nine months ended September 30, 2013 reflect 257 days and 251 days of operations at our ammonia and methanol production units, respectively, compared to 247 days and 56 days of operations at our ammonia and methanol production units, respectively, for the nine months ended September 30, 2012. We produced approximately 192,800 metric tons of ammonia and approximately 479,200 metric tons of methanol during the nine months ended September 30, 2013, representing utilization rates in excess of 100.0% (relative to their respective nameplate capacities) for our ammonia and methanol production units for the operating days during the period, as compared to production of approximately 154,600 metric tons of ammonia and 87,500 metric tons of methanol during the nine months ended September 30, 2012, representing utilization rates of 85.4% and 78.8% for the ammonia and methanol production units, respectively, for the operating days during the period. In addition, prior to the start-up of our methanol production unit, we purchased and sold methanol to meet sales commitments to our customers and to take advantage of opportunities that we identified in the market. We did not purchase any methanol after the start-up of our methanol production unit through June 30, 2013. During July and August 2013, we experienced 13 days of unplanned downtime as we took our methanol unit offline to repair the syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. We have made a business interruption claim with our insurance providers to cover a portion of our losses associated with this unplanned downtime. During this unplanned downtime, we purchased 3,600 metric tons of methanol in order to meet sales commitments to our customers.

Publicly Traded Partnership Expenses

After the closing of our initial public offering (the “IPO”), we expect that our general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including expenses associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, listing our common units on the NYSE, independent auditor fees, legal fees, investor relations costs, registrar and transfer agent fees, directors and officers insurance and director compensation. We estimate that this incremental general and administrative expense will be approximately $4.0 million per year, excluding the costs associated with the IPO. Our financial statements following the IPO will reflect the impact of this incremental expense, which will affect the comparability of our post-offering results with our financial statements from periods prior to the closing of the IPO.

Our Debottlenecking Project

We intend to expand our existing methanol and ammonia production capacity. To the extent that we proceed with and complete our debottlenecking project, we expect to incur significant costs and expenses for the construction and development of the project. We expect that the debottlenecking project will be completed in the second half of 2014 and currently estimate the total remaining cost of the project will be approximately $150 million (including costs associated with a turnaround and environmental upgrades). We expect that we will shut down our facility for approximately 30 to 40 days in the second half of 2014 in order to complete our debottlenecking project (including completion of the associated turnaround and environmental upgrades). As of September 30, 2013, we had incurred approximately $18.3 million in expenditures related to our debottlenecking project, including costs associated with engineering fees and down payments on equipment, and $0.4 million in maintenance capital expenditures related to the turnaround. We intend to fund a portion of the costs of our debottlenecking project and other budgeted capital projects incurred after the completion of our IPO with a portion of the net proceeds from the IPO. We expect our depreciation expense will increase from the additional assets placed into service from our debottlenecking project. To the extent that we successfully complete our debottlenecking project, we expect that our production, revenues and costs of goods sold will be greater in subsequent periods than in prior periods. As a result, our results of operations for periods prior to, during and after the completion of our debottlenecking project may not be comparable.

Key Industry Factors

Supply and Demand

Revenues and cash flow from operations are significantly affected by methanol and ammonia prices. The price at which we ultimately sell our methanol and ammonia depends on numerous factors, including the global supply and demand for methanol and ammonia.

Methanol. Historically, demand for methanol in chemical derivatives has been closely correlated to levels of global economic activity and industrial production. Because methanol derivatives are used extensively in the building industry, demand for these derivatives rises and falls with building and construction cycles, as well as the level of production of wood products, housing starts, refurbishments and related customer spending. Demand for methanol is also affected by automobile production, durable goods production, industrial investment and environmental and health trends. Lower natural gas prices and improving economic conditions have recently resulted in an increase in methanol supply in the United States, with domestic annual production capacity expected to be 6.2 million metric tons by the end of 2016.

Ammonia. Approximately 95% of global ammonia production is utilized for downstream products, including nitrogen fertilizers. In the United States, there is a meaningful correlation between demand for nitrogen fertilizer products and crop prices. High crop prices incentivize farmers to increase fertilizer application in order to maximize crop yields. Thus, high crop prices tend to buoy fertilizer demand, resulting in higher demand for ammonia. Since 1970, the number of ammonia producers in North America and the Caribbean has declined from 63 to 20, largely driven by market consolidation through mergers and acquisitions.

Natural Gas Prices

The primary feedstock that we use to produce methanol and ammonia is natural gas. Operating at full capacity, our methanol and ammonia production units together require approximately 84,000 MMBtu per day of natural gas. For the nine months ended September 30, 2013, natural gas feedstock costs represented approximately 58.6% of our total cost of goods sold (exclusive of depreciation) (or approximately 70.2% of our variable cost of goods sold (exclusive of depreciation)). Accordingly, our profitability depends in large part on the price of our natural gas feedstock. In recent years, increased natural gas production from shale formations in the United States has increased domestic supplies of natural gas, resulting in a relatively low natural gas price environment. As a result, the competitive position of U.S. methanol and ammonia producers has been positively impacted relative to the methanol and ammonia competitive position of producers outside of the United States where the natural gas price environment is generally higher.

We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We currently source natural gas from DCP Midstream and Kinder Morgan. In addition, we have recently connected our facility to a natural gas pipeline owned by Florida Gas Transmission and a natural gas pipeline owned by Houston Pipe Line Company. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.

We completed the refurbishment of our natural gas reformer and the upgrade of our methanol production unit in July 2012. Prior to the successful completion of our upgrade, we used hydrogen as our primary feedstock and spent an insignificant amount on natural gas feedstock. Since the completion of our upgrade, natural gas has been our primary feedstock. During the nine months ended September 30, 2013, we spent approximately $84.0 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $3.80.

Key Operational Factors

Product Sales Contracts

We are party to methanol sales contracts with Methanex, Koch, ExxonMobil, Arkema and Lucite. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Jim Jordan or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge. Our customers do not have minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. The payment terms under our methanol sales contacts are net 25-30 days. For the nine months ended September 30, 2013, Methanex and Koch accounted for approximately 32.5% and 23.2%, respectively, of our total revenues.

We generally sell ammonia under monthly contracts. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa). Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. The payment terms under our ammonia sales contacts are net 30 days. Although we have ammonia pipeline connections with certain of our customers, currently all of our ammonia is sold on an FOB basis and is transported by barge. For the nine months ended September 30, 2013, Transammonia and Rentech accounted for approximately 17.9% and 14.1%, respectively, of our total revenues.

Facility Reliability

Consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Unplanned downtime at our facility may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, including facility turnarounds, is mitigated through a diligent planning process that takes into account the existing margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. We acquired our facility (which had been idled by the previous owners since 2004) in May 2011, commenced an upgrade that was completed in July 2012 and began operating our facility at full capacity in the fourth quarter of 2012. Our newly renovated facility began ammonia production in December 2011 and began methanol production in July 2012 (with no significant methanol production until August 2012), with revenues first generated from ammonia sales in the first quarter of 2012 and from methanol sales in the third quarter of 2012. During the fourth quarter of 2012, the last quarter of our start-up phase, our methanol and ammonia production units were in operation for 78 days and 88 days, respectively. Following the conclusion of our start-up phase, during the period from January 1, 2013 through September 30, 2013, our methanol and ammonia production units were in operation for 251 days and 257 days, respectively.

We expect to perform maintenance turnarounds approximately every four years, which will typically last from 20 to 40 days and cost approximately $24 million per turnaround. We will attempt to perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We plan to undertake a turnaround as part of our debottlenecking project that is expected to be completed in the second half of 2014, which will result in approximately 30 to 40 days of downtime at our facility. We expect that the next turnaround after the completion of the debottlenecking project will occur in 2018.

During July and August 2013, we experienced 13 days of unplanned downtime as we took our methanol unit offline to repair the syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. We have made a business interruption claim with our insurance providers to cover a portion of our losses associated with this unplanned downtime.

How We Evaluate Our Operations

We generate our revenues from the sale of methanol and ammonia manufactured at our facility. We sell our products, primarily under contract, to industrial and commercial customers for further processing or distribution. For the nine months ended September 30, 2013, we derived approximately 64% of our revenues from the sale of our products to commercial traders for further processing or distribution and derived approximately 36% of our revenues from the sale of our products to industrial users. We use the following metrics to evaluate our operating performance.

Utilization

As an industrial chemicals manufacturer, the primary criterion that we use when evaluating our performance is the utilization rates of our production units, which is the total production volumes for a production unit for a given period divided by the nameplate capacity of that production unit. Maintaining consistent and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime.

EBITDA

EBITDA is a non-GAAP financial measure and is defined as net income plus interest expense and other financing costs, depreciation and income tax expense, net of interest income. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded partnerships, without regard to financing methods and capital structure.

EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, EBITDA presented by other companies may not be comparable to our presentation because each company may define EBITDA differently. We provide a reconciliation of EBITDA to net income, the most comparable GAAP financial measure, below.

Cost of Goods Sold (Exclusive of Depreciation)

Our cost of goods sold (exclusive of depreciation) consists of costs related to the production of methanol and ammonia. Raw material purchases, such as natural gas and hydrogen, represent the largest component of our total cost of goods sold (exclusive of depreciation). For the nine months ended September 30, 2013, natural gas feedstock costs represented approximately 58.6% of our total cost of goods sold (exclusive of depreciation) (or approximately 70.2% of our variable cost of goods sold (exclusive of depreciation)). Our remaining cost of goods sold (exclusive of depreciation) typically consists of purchases of hydrogen and nitrogen feedstock, as well as monthly fixed charges related to labor, maintenance and utilities expenditures. During the periods presented, our facility’s start-up costs also contributed to higher cost of goods sold (exclusive of depreciation). Accordingly, the cost of goods sold (exclusive of depreciation) presented below is not reflective of our facility’s expected run-rate cost of goods sold (exclusive of depreciation) in the future.

OCI BEAUMONT LLC

SELECTED FINANCIAL DATA

The table below reconciles EBITDA to net income for the three and nine months ended September 30, 2013 and 2012. The data below should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this report. The data below is in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$24,132	$16,611	$105,134	$26,247
Add:
Interest expense	5,015	2,429	11,698	3,383
Interest expense – related party	3,998	1,973	12,435	2,153
Income tax expense	428	411	1,402	551
Depreciation expense	5,549	3,974	16,627	5,905
Loss on extinguishment of debt	2,493	—	2,493	—
EBITDA	$41,615	$25,398	$149,789	$38,239

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012:

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Total revenues	$95,790	$69,328	$314,852	$135,210

	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	75.9	$35,782	57.7	$38,245
Methanol—Procured	3.6	1,589	7.1	2,781
Methanol—Produced	131.9	58,061	77.5	28,252
Other	—	358	—	50
Total	211.4	$95,790	142.3	$69,328

	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	189.4	$104,558	159.2	$86,265
Methanol—Procured	3.6	1,589	51.3	20,392
Methanol—Produced	484.2	208,347	77.5	28,376
Other	—	358	—	177
Total	677.2	$314,852	288.0	$135,210

Our total revenues were approximately $95.8 million for the three months ended September 30, 2013 compared to approximately $69.3 million for the three months ended September 30, 2012. Our methanol revenues were approximately $59.7 million for the three months ended September 30, 2013 compared to approximately $31.0 million for the three months ended September 30, 2012. This increase was due to start-up downtime associated with our methanol production unit during 2012, which commenced methanol production in July 2012, ramped up production during the third and fourth quarters of 2012 and achieved maximum daily production rates at our current capacity in the fourth quarter of 2012. Our methanol production unit was in operation for 71 days in the three months ended September 30, 2013 as compared to 56 days in the three months ended September 30, 2012. Prior to the start-up of our methanol production unit, we purchased and sold methanol to meet sales commitments to our customers and to take advantage of opportunities that we identified in the market. During July and August 2013, we experienced 13 days of unplanned downtime as we took our methanol unit offline to repair the syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. We have made a business interruption claim with our insurance providers to cover a portion of our losses associated with this unplanned downtime. During this unplanned downtime, and during our production ramp up in 2012, we purchased and sold methanol to meet additional sales commitments to our customers. Our ammonia revenues were approximately $35.8 million for the three months ended September 30, 2013 compared to approximately $38.2 million for the three months ended September 30, 2012. This decrease was due to a decrease in the realized selling price for our ammonia production, which was partially offset by an increase in the volume of ammonia sold in the period.

We sold approximately 131,900 metric tons of produced methanol and 3,600 metric tons of procured methanol during the three months ended September 30, 2013 compared to 77,500 metric tons of produced methanol and approximately 7,100 metric tons of procured methanol during the three months ended September 30, 2012. The average sales prices per metric ton during the three months ended September 30, 2013 was $440.42 per metric ton for methanol compared to $367.12 per metric ton for methanol for the three months ended September 30, 2012. This represents an increase of 20.0% for methanol compared to the average sales price per metric ton for methanol during the three months ended September 30, 2012. The price increase is attributed to a decrease in methanol supply relating to various production issues and operating interruptions experienced within the industry, whereas the overall methanol demand has remained steady. Production/supply issues continue to keep supply tight in most major regions and continue to be the driver for the higher methanol prices in 2013. Sales of methanol comprised approximately 62.3% of our total revenues for the three months ended September 30, 2013 compared to 44.8% of our total revenues for the three months ended September 30, 2012.

We sold approximately 75,900 metric tons of ammonia during the three months ended September 30, 2013 compared to approximately 57,700 metric tons of ammonia during the three months ended September 30, 2012. This represents an increase of 31.5% compared to the ammonia sales volume during the three months ended September 30, 2012. Our ammonia inventories increased during the quarter ended June 30, 2013 due to low market demand. Demand for ammonia is dominated by fertilizer applications, and the wet spring weather experienced throughout the Midwest led to the low market demand in the quarter ended June 30, 2013. Improving weather conditions during the quarter ended September 30, 2013, led to an increase in demand enabling us to sell the additional ammonia and reduce our inventory to normal operating levels. The average sales prices per metric ton for ammonia during the three months ended September 30, 2013 was $471.51 per metric ton compared to $662.71 per metric ton for the three months ended September 30, 2012. This represents a decrease of 28.9% compared to the average sales price per metric ton for ammonia during the three months ended September 30, 2012. The drop in price was due to an oversupply situation as a result of low consumption in the United States behind poor weather conditions and globally behind lower demand on phosphate fertilizers. Sales of ammonia comprised approximately 37.4% of our total revenues for the three months ended September 30, 2013 compared to 55.2% of our total revenues for the three months ended September 30, 2012.

Our total revenues were approximately $314.9 million for the nine months ended September 30, 2013 compared to approximately $135.2 million for the nine months ended September 30, 2012. Our methanol revenues were approximately $209.9 million for the nine months ended September 30, 2013 compared to approximately $48.8 million for the nine months ended September 30, 2012. This increase was due to start-up downtime associated with our methanol production unit during 2012, which commenced methanol production in July 2012, ramped up production during the third and fourth quarters of 2012 and achieved maximum daily production rates at our current capacity in the fourth quarter of 2012. Prior to the start-up of our methanol production unit, we purchased and sold methanol to meet sales commitments to our customers and to take advantage of opportunities that we identified in the market. During July and August 2013, we experienced 13 days of unplanned downtime as we took our methanol unit offline to repair the syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. We have made a business interruption claim with its insurance providers to cover a portion of our losses associated with this unplanned downtime. During this unplanned downtime, we purchased and sold methanol to meet additional sales commitments to our customers. Our ammonia revenues were approximately $104.6 million for the nine months ended September 30, 2013 compared to approximately $86.3 million for the nine months ended September 30, 2012. This increase was due to continuing upgrades at our ammonia production unit during 2012. Although our ammonia production began in December 2011, we did not achieve maximum daily production rates of ammonia at our current capacity until August 2012, and we were restricted on the availability of hydrogen from our supplier during this period.

We sold approximately 484,200 metric tons of produced methanol and 3,600 metric tons of procured methanol during the nine months ended September 30, 2013 compared to 77,500 metric tons of produced methanol and approximately 51,300 metric tons of procured methanol during the nine months ended September 30, 2012. This increase in sales volumes was due to the completion of the refurbishment of our methanol unit in July 2012 and the ongoing ramp up of production throughout the year. The average sales prices per metric ton for methanol during the nine months ended September 30, 2013 was $430.43 per metric ton compared to $378.84 per metric ton for the nine months ended September 30, 2012. This represents an increase of 13.6% compared to the average sales price per metric ton for methanol during the nine months ended September 30, 2012. The price increase is attributed to a decrease in methanol supply relating to various production issues and operating interruptions experienced within the industry, whereas the overall methanol demand has remained steady. The production/supply issues continue to keep supply tight in most major regions and continue to be the driver for the higher methanol prices in 2013. Sales of methanol comprised approximately 66.7% of our total revenues for the nine months ended September 30, 2013 compared to 36.1% of our total revenues for the nine months ended September 30, 2012.

We sold approximately 189,400 metric tons of ammonia during the nine months ended September 30, 2013 compared to approximately 159,200 metric tons of ammonia during the nine months ended September 30, 2012. This represents an increase of 19.0% compared to the sales volume for ammonia during the nine months ended September 30, 2012. Although our ammonia production began in December 2011, we did not achieve maximum daily production rates of ammonia at our current capacity until August 2012. The average sales prices per metric ton for ammonia during the nine months ended September 30, 2013 was $552.09 per metric ton compared to $541.83 per metric ton for the nine months ended September 30, 2012. This represents an increase of 1.9% compared to the average sales price per metric ton for ammonia during the nine months ended September 30, 2012. This increase in the sales price for ammonia was due to normal market variances for ammonia commodity pricing. Sales of ammonia comprised approximately 33.2% of our total revenues for the nine months ended September 30, 2013 compared to 63.8% of our total revenues for the nine months ended September 30, 2012.

Cost of Sales (exclusive of depreciation)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Total cost of sales (exclusive of depreciation)	$48,813	$40,408	$143,266	$89,237

Cost of goods sold (exclusive of depreciation) was approximately $48.8 million for the three months ended September 30, 2013 compared to approximately $40.4 million for the three months ended September 30, 2012. The increase in cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to higher ammonia and methanol sales volume for the three months ended September 30, 2013. Methanol sales increased from 84,600 metric tons for the three months ended September 30, 2012 to 135,500 metric tons for the three months ended September 30, 2013. Ammonia sales increased from 57,700 metric tons for the three months ended September 30, 2012 to 75,900 metric tons for the three months ended September 30, 2013. In addition, our purchase price for natural gas increased from an average of $3.03 per MMBtu for the three month period ended September 30, 2012 to an average of $3.74 per MMBtu for the three month period ended September 30, 2013.

Cost of goods sold (exclusive of depreciation) was approximately 51.0% of revenue for the three months ended September 30, 2013 compared to approximately 58.3% of revenue for the three months ended September 30, 2012. The decrease in cost of goods sold (exclusive of depreciation) as a percentage of revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to purchasing less methanol and hydrogen during the three months ended September 30, 2013 than in the three months ended September 30, 2012. Prior to the start-up of the methanol production unit in July 2012, we purchased methanol and sold it to our customers to meet sales commitments. We also purchased hydrogen during the three months ended September 30, 2012 for use as the primary feedstock in the production of ammonia. We commenced production from our methanol unit in July 2012, ramped up production throughout 2012 and did not achieve maximum daily production rates until December 2012. Consequently, for the three months ended September 30, 2012, our cost of goods sold (exclusive of depreciation) was impacted by high procurement costs for hydrogen required to run the ammonia production unit. When our facility became fully operational, we began obtaining approximately half the hydrogen necessary to produce ammonia as a by-product of our methanol production process. Until our methanol unit became fully operational, we acquired all of our hydrogen from the local market.

Our methanol production unit began methanol production in July 2012 (with no significant methanol production until August 2012). Prior to the start-up of our methanol production unit, we purchased and sold methanol to meet sales commitments to our customers and to take advantage of opportunities that we identified in the market. We did not purchase any methanol after the start-up of our methanol production unit through June 30, 2013, and we do not intend to engage in methanol trading activities in the future. During July and August 2013, we experienced 13 days of unplanned downtime as we took our methanol unit offline to repair the syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. We have made a business interruption claim with our insurance providers to cover a portion of our losses associated with this unplanned downtime. During this unplanned downtime, and during our production ramp up in 2012, we purchased and sold methanol to meet additional sales commitments to our customers.

Natural gas costs comprised approximately 49.1% of our total cost of goods sold (exclusive of depreciation) (or approximately 60.5% of our variable cost of goods sold (exclusive of depreciation)) for the three months ended September 30, 2013. Prior to the completion of the refurbishment of our natural gas reformer and the upgrade of our methanol production unit in July 2012, we used hydrogen as our primary feedstock for the production of ammonia. Upon the completion of our facility upgrades, hydrogen use has been reduced to normal operating levels. Hydrogen costs comprised approximately 13.4% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2013 compared to approximately 25.8% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2012. Nitrogen costs comprised approximately 3.2% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2013 compared to approximately 3.9% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2012. Procured methanol comprised approximately 3.4% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2013 as compared to 9.4% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2012. During July and August 2013, we experienced 13 days of unplanned downtime as we took our methanol unit offline to repair the syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. During this period of unplanned downtime, we purchased 3,600 metric tons of methanol in order to meet our sales commitments. Fixed manufacturing costs of approximately $9.2 million were recorded as costs of goods sold for the three months ended September 30, 2013, as compared to approximately $6.3 million for the three months ended September 30, 2012. This increase in fixed manufacturing costs relates to the completion of the upgrade of our methanol production unit in July 2012, and the corresponding increase in production days for the methanol unit from 56 days in the three months ended September 30, 2012 to 71 days in the three months ended September 30, 2013. The overall increase in methanol production capacity due to the upgrade of our methanol production unit, combined with the increase in 2012 labor costs, propagated the overall increase in fixed manufacturing costs. Labor costs comprised approximately 4.9% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2013 compared to approximately 5.3% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2012. Maintenance costs comprised approximately 9.2% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2013 compared to approximately 4.9% of our cost of goods sold (exclusive of depreciation) for the three months ended September 30, 2012.

Cost of goods sold (exclusive of depreciation) was approximately $143.3 million for the nine months ended September 30, 2013 compared to approximately $89.2 million for the nine months ended September 30, 2012. The increase in cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to our commencing methanol production in July 2012 and to higher ammonia sales volume for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as we did not achieve maximum daily production rates until August 2012. Sales of produced methanol increased from 77,500 metric tons for the nine months ended September 30, 2012 to 484,200 metric tons for the nine months ended September 30, 2013, while sales of procured methanol decreased from 51,300 metric tons for the nine months ended September 30, 2012 to 3,600 metric tons for the nine months ended September 30, 2013. Ammonia sales increased from 159,200 metric tons for the nine months ended September 30, 2012 to 189,400 metric tons for the nine months ended September 30, 2013. In addition, our purchase price for natural gas increased from an average of $2.97 per MMBtu for the nine month period ended September 30, 2012 to an average of $3.80 per MMBtu for the nine month period ended September 30, 2013.

Cost of goods sold (exclusive of depreciation) was approximately 45.5% of revenue for the nine months ended September 30, 2013 compared to approximately 66.0% for the nine months ended September 30, 2012. The decrease in cost of goods sold (exclusive of depreciation) as a percentage of revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to us purchasing methanol and hydrogen during the nine months ended September 30, 2012 to meet sales commitments to our customers. Prior to the start-up of the methanol production unit in July 2012, we purchased methanol and sold it to our customers to meet sales commitments. The purchase of methanol during the nine months ended September 30, 2013 was isolated to the 13 days of downtime in the third quarter of 2013, in which we took our methanol unit offline to repair the syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. During this period of unplanned downtime, we purchased 3,600 metric tons of methanol in order to meet our sales commitments. We also purchased hydrogen during the nine months ended September 30, 2012 for use as the primary feedstock in the production of ammonia. When our facility became fully operational, we began obtaining approximately half the hydrogen necessary to produce ammonia as a by-product of our methanol production process. Until our methanol unit became fully operational, we acquired all of our hydrogen from the local market.

Natural gas costs comprised approximately 58.6% of our total cost of goods sold (exclusive of depreciation) (or approximately 70.2% of our variable cost of goods sold (exclusive of depreciation)) for the nine months ended September 30, 2013. Prior to the completion of the refurbishment of our natural gas reformer and the upgrade of our methanol production unit in July 2012, we used hydrogen as our primary feedstock for the production of ammonia. Upon the completion of our facility upgrades, hydrogen use has been reduced to normal operating levels. Hydrogen costs comprised approximately 12.4% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2013 compared to approximately 29.8% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2012. Nitrogen costs comprised approximately 3.5% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2013 compared to approximately 4.5% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2012. Procured methanol comprised approximately 1.2% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2013 compared to approximately 24.1% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2012. The purchase of methanol during the nine months ended September 30, 2013 was isolated to the 13 days of downtime in the third quarter of 2013, in which we took our methanol unit offline to repair the syngas machine, including replacing a rotor and installing new bearings. These items were expected to be replaced during the planned turnaround scheduled for the third quarter of 2014. In addition, fixed manufacturing costs of approximately $23.7 million were recorded as costs of goods sold for the nine months ended September 30, 2013, as compared to approximately $11.4 million for the nine months ended September 30, 2012. This increase in fixed manufacturing costs relates to the completion of the upgrade of our methanol production unit in July 2012, the increase in production levels and labor costs in 2012 and the corresponding increase in other related fixed manufacturing costs. Labor costs comprised approximately 4.9% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2013 compared to approximately 5.9% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2012. Maintenance costs comprised approximately 7.9% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2013 compared to approximately 3.0% of our cost of goods sold (exclusive of depreciation) for the nine months ended September 30, 2012.

Depreciation Expense

Depreciation expense was approximately $5.5 million for the three months ended September 30, 2013 compared to approximately $4.0 million for the three months ended September 30, 2012. This increase was primarily due to depreciation expense associated with our methanol production unit that was placed into service in July 2012, and the corresponding increase in production days for the methanol unit from 56 days in the three months ended September 30, 2012 to 71 days in the three months ended September 30, 2013.

Depreciation expense was approximately $16.6 million for the nine months ended September 30, 2013 compared to approximately $5.9 million for the nine months ended September 30, 2012. This increase was primarily due to depreciation expense associated with our methanol production unit that was placed into service in July 2012, and our ammonia production unit, which commenced production in December 2011, and ramped up until we achieved maximum daily production rates at our current capacity in August 2012.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $5.4 million for the three months ended September 30, 2013 compared to approximately $3.5 million for the three months ended September 30, 2012. This increase was primarily due to additional insurance expense related to our upgraded facility and an increase in administrative and personnel expenses due to the addition of employees.

Selling, general and administrative expenses were approximately $21.8 million for the nine months ended September 30, 2013 compared to approximately $7.9 million for the nine months ended September 30, 2012. This increase was primarily due to additional insurance expense related to our upgraded facility, an increase in administrative and personnel expenses due to the addition of employees during the periods after July 1, 2012 and an increase in legal and professional services expense and corporate costs of $8.1 million in the aggregate related to a management fee paid to OCI that was terminated and replaced with the Omnibus Agreement upon the completion of our IPO and a consulting contract that has since been terminated.

In connection with the IPO, we, our General Partner, and OCI USA entered into the Omnibus Agreement pursuant to which OCI USA agreed to provide us with selling, general and administrative services, and we will reimburse OCI USA for all direct or allocated costs and expenses incurred by OCI USA in providing such services. Please read note 10 to the unaudited condensed financial statements. In addition, the Partnership’s partnership agreement requires the Partnership to reimburse the General Partner for (1) direct and indirect expenses it incurs or payments it makes on the Partnership’s behalf (including salary, bonus, incentive compensation and other amounts paid to any person, including affiliates of the General Partner, to perform services for the Partnership or its subsidiaries or for the General Partner in the discharge of its duties to the Partnership and its subsidiaries), and (2) all other expenses reasonably allocable to the Partnership or its subsidiaries or otherwise incurred by the General Partner in connection with operating the Partnership’s business (including expenses allocated to the General Partner by its affiliates). The General Partner is entitled to determine the expenses that are allocable to the Partnership and its subsidiaries.

After the completion of the IPO, we expect that our selling, general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including expenses associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, listing our common units on the NYSE, independent auditor fees, legal fees, investor relations costs, registrar and transfer agent fees, directors and officers insurance and director compensation. We estimate that this incremental general and administrative expense will be approximately $4.0 million per year.

Interest Expense

Interest expense and interest expense–related party were approximately $5.0 million and $4.0 million, respectively, for the three months ended September 30, 2013 compared to $2.4 million and $2.0 million, respectively, for the three months ended September 30, 2012. Interest expense–related party relates to interest on the Company’s intercompany debt owed to OCI Fertilizer that bears interest at LIBOR plus 9.25%. This increase was primarily due to increased borrowings to facilitate the upgrade of our facility and a reduction in our capitalized interest. Prior to the completion of the upgrade of our facility, interest incurred was capitalized in accordance with the Company’s accounting policy to capitalize interest on indebtedness incurred during the construction of major projects. No interest was capitalized in the three month period ended September 30, 2013, as compared to $2.2 million in the three month period ended September 30, 2012.

Interest expense and interest expense–related party were approximately $11.7 million and $12.4 million, respectively, for the nine months ended September 30, 2013 compared to $3.4 million and $2.2 million, respectively, for the nine months ended September 30, 2012. Interest expense–related party relates to interest on the Company’s intercompany debt owed to OCI Fertilizer that bears interest at LIBOR plus 9.25%. This increase was primarily due to the completion of the refurbishment of the ammonia and methanol plants. Prior to the completion of the upgrade of our facility, interest incurred was capitalized in accordance with the Company’s accounting policy to capitalize interest on indebtedness incurred during the construction of major projects. No interest was capitalized in the nine month period ended September 30, 2013, as compared to $10.9 million in the nine month period ended September 30, 2012. Further increases are due to an increase in borrowings to facilitate the upgrade of our facility in the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012.

Loss on extinguishment of debt

Loss on extinguishment of debt was approximately $2.5 million for the three and nine months ended September 30, 2013. This loss was due to the repayment of our borrowings under the Bridge Term Loan Credit Facility in August 2013 and the resulting recognition of an expense for all remaining bridge loan fees in the quarter ended September 30, 2013. There were no such losses on extinguishment of debt in the three and nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Prior to startup of our methanol facility, our principal source of liquidity has historically been cash from intercompany loans from OCI Fertilizer, third party loans and operating cash flow. Going forward, we expect to fund our operating needs, including maintenance capital expenditures, from operating cash flow and cash on hand. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for at least the next 12 months. We have available to us $40.0 million of borrowing capacity under the Intercompany Revolving Facility with OCI Fertilizer, which we do not forecast we will use to fund our operations. We also have available to us $29.5 million of borrowing capacity under the Intercompany Term Facility with OCI Fertilizer. We intend to continue to fund a majority of the costs of our debottlenecking project with proceeds from our IPO. In the event that we pursue any other expansion projects or acquisitions, in addition to the debottlenecking project, we would likely require additional external financing.

Distributions

Subsequent to the IPO, we intend to distribute all of the cash available for distribution we generate each quarter to our unitholders, which could materially impact our liquidity and limit our ability to grow and make acquisitions. Cash available for distribution for each quarter will be determined by the Board of Directors of our General Partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally equal the cash we generate during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the Board of Directors of our General Partner deems necessary or appropriate. As a result of our quarterly distributions, our liquidity will be significantly affected, and we expect to finance substantially all of our growth externally, with commercial bank or intercompany borrowings or by issuances of debt or equity securities. However, our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we may change our cash distribution policy at any time and from time to time.

Credit Facilities

Term Loan B Credit Facility

On August 20, 2013, the Company, as borrower, and OCI USA, as guarantor, entered into a $360.0 million senior secured term loan credit facility (the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent, to repay borrowings under the Company’s previous term loan facility. The Term Loan B Credit Facility was initially comprised of two term loans in the amounts of $125.0 million (the “Term B-1 Loan”) and $235.0 million (the “Term B-2 Loan”), respectively. In connection with the closing of the IPO, the Company repaid in full and terminated the Term B-1 Loan. The Term B-2 Loan remains outstanding. Upon completion of the IPO, all security provided by OCI USA under the Term Loan B Credit Facility was released, and the Partnership granted a security interest to the secured creditors under the Term Loan B Credit Facility in the Partnership’s ownership interest in the Company, as well as any other assets the Partnership may acquire in the future.

The agreement governing the Term Loan B Credit Facility allows the Company to add one or more incremental term loan facilities in an aggregate principal amount not to exceed the greater of $100.0 million and such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00. The Term B-2 Loan, as well as related fees and expenses, are unconditionally guaranteed by the Partnership. The Term B-2 Loan matures on August 20, 2019 and is subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B-2 Loan, and related fees and expenses, are secured by a first priority lien on substantially all of the Company’s assets and a pledge by the Partnership of its ownership interest in the Company. Prior to the completion of the IPO, interest on the Term B-2 Loan accrued, at the Company’s option, at adjusted LIBOR plus 5.00% per annum or the alternate base rate plus 4.00%, but after the completion of the IPO, if OCIB has received both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. The agreement governing the Term Loan B Credit Facility contains customary covenants and conditions. Upon the occurrence of certain events of default under the agreement governing the Term Loan B Credit Facility, the Company’s obligations under the Term Loan B Credit Facility may be accelerated. In addition, the Company may not permit, on the last day of any fiscal quarter, (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to March 31, 2015, 2.00 to 1.00 and (y) in the case of the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00.

On October 28, 2013, Standard & Poor’s (“S&P”) assigned its “B-” (Stable) corporate credit rating to the Company, and, its “B+” rating to the Company’s $235,000 Term Loan B Credit Facility. Under the terms of the Term Loan B Credit Facility, the interest on the Term Loan B Credit Facility will be reduced by 0.5% if the Company obtains both (i) a corporate credit rating of B (Stable) from S&P and (ii) a corporate family rating of Ba3 (Stable) from Moody’s.

The operating and financial restrictions and covenants in the Term Loan B Credit Facility will adversely affect our ability to finance future operations or capital needs or to engage in other business activities. We expect these restrictions and covenants will limit our ability, among other things, to:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our common units;

•	make investments, loans or advances;

•	prepay certain subordinated indebtedness;

•	make certain acquisitions or enter into agreements with respect to our equity interests; and

•	engage in certain transactions with affiliates.

As a result of these covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected.

Intercompany Term Facility

As of September 30, 2013, the Company had approximately $170.5 million of outstanding borrowings under the Intercompany Term Facility with OCI Fertilizer, which were incurred to fund the upgrade of our facility that was completed in July 2012, satisfy working capital requirements and for general corporate purposes. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility. We repaid a portion of the Company’s outstanding borrowings under the Intercompany Term Facility with a portion of the net proceeds from our IPO. Upon the completion of the IPO, borrowings under the Intercompany Term Facility accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-2 Loan (including as such per annum rate may fluctuate from time to time in accordance with the terms of the Term Loan B Credit Facility), plus (b) 25 basis points.

Intercompany Revolving Facility

On August 20, 2013, we entered into a new $40.0 million intercompany revolving credit facility (the “Intercompany Revolving Facility”) with OCI Fertilizer, as the lender, which will mature on January 20, 2020. Interest on borrowings under the intercompany revolving credit facility will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-2 Loan (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. We will pay a commitment fee to OCI Fertilizer on the unused portion of the Intercompany Revolving Facility equal to 0.5% per annum. Borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility.

Capital Expenditures

We divide our capital expenditures into two categories: maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are capital expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing or the construction or development of new capital assets) made to maintain, including over the long term, our production capacity, operating income or asset base (including capital expenditures relating to turnarounds), or to comply with environmental, health, safety or other regulations. Maintenance capital expenditures that are required to comply with regulations may also improve the output, efficiency or reliability of our facility. Major maintenance capital expenditures that extend the life, increase the capacity or improve the safety or efficiency of the asset are capitalized and amortized over the period of expected benefits. A turnaround is capitalized and amortized over a four year period, which is the time lapse between turnarounds. Expansion capital expenditures are capital expenditures incurred for acquisitions or capital improvements that we expect will increase our production capacity, operating income or asset base over the long term. Expansion capital expenditures are capitalized and amortized over the period of expected benefits.

During the years ended December 31, 2012 and 2011, all equipment at our facility was tested, inspected and upgraded. All capital expenditures incurred during the period from our acquisition of the facility until it reached full production capacity in the fourth quarter of 2012 were recorded as expansion capital expenditures. We did not record any maintenance capital expenditures for the three and nine months ended September 30, 2012. We recorded maintenance capital expenditures of $0.3 million and $0.4 million for the three and nine months ended September 30, 2013, respectively. We expect to perform maintenance turnarounds approximately every four years, which will typically last from 20 to 40 days and cost approximately $24 million per turnaround. We will attempt to perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We plan to undertake a turnaround as part of our debottlenecking project that is expected to be completed in the second half of 2014, which will result in approximately 30 to 40 days of downtime at our facility. We expect that the next turnaround after the completion of the debottlenecking project will occur in 2018. Our capital expenditures totaled approximately $12.0 million, $20.8 million, $34.8 million and $183.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.

Our capital expenditures are expected to be approximately $44.0 million and $164.1 million for the years ending December 31, 2013 and 2014, respectively, for expenditures related to our debottlenecking project and other budgeted capital projects. As discussed in “Business—Our Growth Projects” in the Prospectus, we currently estimate the total remaining cost of the debottlenecking project (including costs associated with a turnaround and environmental upgrades) will be approximately $150 million in expansion capital expenditures. As of September 30, 2013, we had incurred approximately $18.3 million in expenditures related to our debottlenecking project, including costs associated with engineering fees and down payments on equipment, and $0.4 million in maintenance capital expenditures related to the turnaround. We intend to fund a portion of the costs of our debottlenecking project and other budgeted capital projects incurred after the completion of our IPO with a portion of the net proceeds from the IPO.

Our estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facility. Our future capital expenditures will be determined by the Board of Directors of our General Partner.

CASH FLOWS

Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.

As a result of our limited history of operations due to an extended start-up phase associated with the upgrade of our facility, our operating cash flows presented below for the nine months ended September 30, 2012 do not reflect full utilization of our facility and are not indicative of our expected operating cash flows for subsequent periods.

The following table summarizes our unaudited condensed statements of cash flows:

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$87,445	$26,507
Investing activities	(20,811)	(183,456)
Financing activities	(44,834)	159,982
Net increase in cash and cash equivalents	$21,800	$3,033

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $87.4 million. We had net income of $105.1 million for the nine months ended September 30, 2013. During this period, we recorded depreciation expense of $16.6 million, amortization of debt issuance costs of $2.8 million, and a loss on the extinguishment of debt of $2.5 million. At September 30, 2013, the Company had advances due from related party of $8.1 million related to expenditures paid by the Company (a) to fund a related party’s construction of a facility which will be owned and operated by the related party and (b) to fund a separate related party’s start-up expenses. There were no such related party advances as of December 31, 2012. Prepaid interest (related party) increased by $2.4 million, while accrued interest (related party) decreased by $20.2 million during the nine months ended September 30, 2013. This is due to a $35.0 million related party interest payment made to OCI Fertilizer in March 2013 to pay $24.6 million in accrued interest (related party), leaving $10.4 million of prepaid interest (related party). Monthly interest expense (related party) on the OCI Fertilizer intercompany loans are offset against the original $10.4 million of prepaid interest (related party). As of September 30, 2013 the balance in prepaid interest (related party) is $2.4 million. Other current assets and prepaid expenses increased by $4.3 million during the nine months ended September 30, 2013 as the Company paid $4.0 million to obtain a new business interruption insurance policy in August 2013. Accounts payable and other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) decreased by $5.3 million and $3.1 million, respectively, due to the settlement of obligations to contractors that assisted with the refurbishment of our methanol unit. Accounts payable – related party increased by $2.4 million due to management fees accrued and payable to OCI Egypt.

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $26.5 million. We had net income of $26.2 million for the nine months ended September 30, 2012. During this period, we recorded depreciation expense of $5.9 million and amortization of debt issuance costs of $1.3 million. Accounts receivable increased by approximately $34.4 million in the nine months ended September 30, 2012 due to the start-up of our ammonia production unit in December 2011 and our methanol production unit in July 2012, and our initial sales activity in the nine months ended September 30, 2012. Accrued interest (related party) increased by $2.2 million during the nine months ended September 30, 2012 due to the completion of the upgrade of our facility. Prior to the completion of our production units, all interest on related party loans was capitalized, and as such, was not considered to be an operating cash flow item. Accounts payable (excluding non-cash accruals of property, plant and equipment), accounts payable – related party and other payables, accruals and current liabilities increased by $17.5 million, $1.1 million and $2.7 million respectively due to the completion of the upgrade of our facility, and the commencement of our operations. Accounts Payable at December 31, 2011 consisted of amounts payable related to our upgrade, and were not considered to be operating cash flow items.

Investing Activities

Net cash used in investing activities was approximately $20.8 million and $183.5 million, respectively, for the nine months ended September 30, 2013 and 2012. The decrease in net additions of property, plant, equipment and construction in progress of $162.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the completion of upgrades at our ammonia production unit in December 2011 and the completion of upgrades at our methanol production unit in July 2012.

Financing Activities

Net cash used in financing activities was approximately $44.8 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of approximately $160.0 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received net proceeds from borrowings of approximately $342.7 million (after debt issuance costs of $11.9 million), repaid borrowings of $125.0 million, made distributions of $260.0 million to OCI USA, and capitalized expenses of $2.6 million related to the IPO. During the nine months ended September 30, 2012, we received net proceeds from borrowings of $122.0 million from third-party lenders (after incurring debt issuance costs of $3.0 million), and $38.0 million from OCI Fertilizer.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at September 30, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term Loan B Credit Facility	360,000	3,600	7,200	7,200	342,000
Intercompany Term Facility	170,482	—	—	—	170,482
Interest payments on debt (1)	130,585	22,727	46,710	43,818	17,330
Interest payments on related party debt (1)	72,170	11,438	23,862	22,876	13,994
Hydrogen supply contract	4,384	4,384	—	—	—
Natural gas supply contract	10,786	10,786	—	—	—
Purchase commitments	40,459	19,853	20,606	—	—

Total	788,866	72,788	98,378	73,894	543,806

(1)	Interest rate on floating rate debt is based on the rate of 6.25% for the Term Loan B Credit Facility and 6.50% for the Intercompany Term Facility.

The following table lists our significant contractual obligations and their future payments on a pro forma basis at September 30, 2013:

Contractual Obligations (Pro Forma)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term Loan B Credit Facility (2)	360,000	127,350	4,700	4,700	223,250
Intercompany Term Facility	170,482	—	—	—	170,482
Interest payments on debt (2) (3)	86,328	15,921	30,491	28,603	11,313
Interest payments on related party debt (3)	72,170	11,438	23,862	22,876	13,994
Hydrogen supply contract	4,384	4,384	—	—	—
Natural gas supply contract	10,786	10,786	—	—	—
Purchase commitments	40,459	19,853	20,606	—	—

Total	744,609	189,732	79,659	56,179	419,039

(2)	We used a portion of the net proceeds from our IPO to repay in full the $125.0 million Term B-1 Loan and $1.0 million in accrued interest on the Term B-1 Loan.
(3)	Interest rate on floating rate debt is based on the rate of 6.25% for the Term Loan B Credit Facility and 6.50% for the Intercompany Term Facility.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Please read note 2 to the unaudited condensed financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates based on the accuracy of the information utilized and subsequent events. Described below are the most significant policies we apply in preparing our unaudited condensed financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. Our accounting policies are described in the notes to our unaudited condensed financial statements included elsewhere in this report.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period then ended.

Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain a customer specific allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts and no bad write-offs during the nine months ended September 30, 2013 and 2012. We do not have any off-balance-sheet credit exposure related to our customers.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of machinery, equipment and buildings are 15 years, while the estimated useful lives of furniture, office equipment and vehicles are 5 years. Our policy is to exclude depreciation expense from cost of goods sold. We estimate initial useful lives based on experience and current technology. These estimates may be extended through sustaining capital programs. Factors affecting the fair value of our assets may also affect the estimated useful lives of our assets and these factors can change. Therefore, we periodically review the estimated remaining lives of our facilities and other significant assets and adjust our depreciation rates prospectively where appropriate.

Major Maintenance Activities. We incur maintenance costs on our major equipment. Routine repair and maintenance costs are expensed as incurred. For the nine months ended September 31, 2013 and 2012, we expensed approximately $11.3 million and $2.7 million, respectively, of repair and maintenance costs. Major maintenance capital expenditures that extend the life, increase the capacity or improve the safety or efficiency of the asset are capitalized and amortized over the period of expected benefits. For the nine months ended September 31, 2013, we capitalized approximately $0.4 million of major maintenance capital expenditures.

Commitments and Contingencies. Liabilities for loss contingencies, including environmental remediation costs not within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 410, Asset Retirement and Environmental Obligations, arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of expected future expenditures for environment remediation obligations are not discounted to their present value. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of September 30, 2013 and 2012, we had no environmental remediation obligations.

Long-Lived Assets. Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assessing the potential impairment of long-lived assets involves estimates that require significant management judgment, and include inherent uncertainties that are often interdependent and do not change in isolation. Factors that management must estimate include, among others, industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, and capital spending. No events or changes in circumstances occurred during the nine months ended September 30, 2013 and 2012 that indicated the carrying amount of an asset may not be recoverable.

Asset Retirement Obligation. We recognize the fair value of the liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, we will capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. The liability is accreted to its present value each period, while the capitalized cost is depreciated over the useful life of the related asset. We recognize asset retirement obligations in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist management in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. Retirement obligations associated with long-lived assets are those for which a legal obligation exists under enacted laws, statutes, or written or oral contracts, including obligations arising under the doctrine of promissory estoppel. We own the land, assets and facilities related to our business; however, management does not believe that we have any legal and/or constructive obligations for asset retirement obligations as of September 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of September 30, 2013, interest on borrowings under the Term Loan B Credit Facility accrued, at the Company’s option, at adjusted LIBOR plus 5.00% per annum or the alternate base rate plus 4.00%. After the completion of the IPO, if the Company has received both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. Interest on borrowings under the Intercompany Revolving Facility will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-2 Loan (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Under the terms of the Intercompany Term Facility, after the completion of the IPO, interest on the intercompany term loans will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-2 Loan (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2013, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.3 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. We have supply agreements with Kinder Morgan and DCP Midstream to supply natural gas required for our production of methanol and ammonia. A hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $31 million.

In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. A hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $36 million. A hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $13 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in Note 8 to the unaudited condensed financial statements, “Contingencies and Legal Proceedings,” included in Part I of this report.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in the Prospectus, which risks could materially affect our business, financial condition, cash flows or results of operations. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 3, 2013, our Registration Statement on Form S-1 (File No. 333-189350), as amended, filed with the SEC in connection with the IPO was declared effective. The IPO closed on October 9, 2013, and we sold 17,500,000 common units to the public. The price to the public was $18.00 per common unit, and the aggregate gross proceeds totaled $315.0 million. The net proceeds from the IPO of approximately $295.3 million, after deducting the underwriting discount of $18.9 million and the structuring fee of approximately $0.8 million, were used to: (i) repay the Term B-1 Loan in the amount of approximately $125.0 million and accrued interest on the Term B-1 Loan of approximately $1.1 million and (ii) provide the Partnership working capital of approximately $169.2 million, with the funds to be utilized to pay a portion of the costs of our debottlenecking project and other capital projects incurred after the completion of the IPO.

On October 9, 2013, in connection with the closing of the IPO, the Partnership entered into the Contribution Agreement with the General Partner, OCI USA and the Company. Immediately prior to the closing of the IPO, OCI USA contributed to the Partnership its right, title and interest in and to all of the limited liability company interests in the Company in exchange for 60,375,000 common units. These transactions, among others, were made in a series of steps outlined in the Contribution Agreement. On November 4, 2013, after the expiration of the underwriters’ over-allotment option period, pursuant to the IPO underwriting agreement and the Contribution Agreement, the Partnership issued 2,625,000 additional common units that were subject to the underwriters’ over-allotment option to OCI USA for no additional consideration as part of OCI USA’s contribution of its membership interests in the Company to the Partnership. The foregoing issuances of common units to OCI USA were undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The Partnership believes that exemptions other than the foregoing exemption may exist for these transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350

3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350

3.3*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098

10.1*	Contribution, Conveyance and Assumption Agreement, dated as of October 9, 2013, by and among OCI Partners LP, OCI GP LLC, OCI USA Inc. and OCI Beaumont LLC	8-K	3.1	October 15, 2013	001-36098

10.2*	Omnibus Agreement, entered into and effective as of October 9, 2013, by and between OCI N.V., OCI USA Inc., OCI Partners LP, OCI GP LLC and OCI Beaumont LLC	8-K	3.2	October 15, 2013	001-36098

10.3*#	OCI Partners LP 2013 Long-Term Incentive Plan	8-K	3.3	October 15, 2013	001-36098

10.4*	Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., as guarantor, various lenders, Barclays Bank PLC, as syndication agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as administrative agent	S-1/A	10.7	September 9, 2013	333-189350

10.5*	Intercompany Revolving Facility Agreement, dated as of August 20, 2013, between OCI Fertilizer International B.V., as lender, and OCI Beaumont LLC, as borrower	S-1/A	10.3	September 9, 2013	333-189350

10.6*	Intercompany Term Facility Agreement, dated as of September 15, 2013, between OCI Fertilizer International B.V., as lender, and OCI Beaumont LLC, as borrower	S-1/A	10.8	September 23, 2013	333-189350

10.7*	Beaumont Fertilizer Plant Contract Agreement for Methanol and Ammonia Debottlenecking and Plant Turnaround, dated June 5, 2013, between OCI Beaumont LLC and Orascom E&C USA	S-1/A	10.4	July 23, 2013	333-189350

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.1†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS+	XBRL Instance Document

101.SCH+	XBRL Schema Document

101.CAL+	XBRL Calculation Linkbase Document

101.LAB+	XBRL Labels Linkbase Document

101.PRE+	XBRL Presentation Linkbase Document

101.DEF+	XBRL Definition Linkbase Document

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
#	Compensatory plan or arrangement.
+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP
BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: November 18, 2013	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 18, 2013	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Principal Financial Officer)