Form 10-K/A
period 2013-12-31
OCI Partners LP
filed 2014-05-12
CIK 1578932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

OCI Partners LP (the “Partnership”) is filing this Amendment No. 1 (this “Amendment No. 1”) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2014 (the “Original Filing”), solely to revise the disclosure set forth in Part II, Item 9A under the heading “Controls and Procedures.” For the convenience of the reader, this Amendment No. 1 amends and restates Part II, Item 9A in its entirety.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications (filed as exhibits hereto) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350. Accordingly, this Amendment No. 1 amends and restates Part IV, Item 15(b) to reflect the filing of these currently dated certifications.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, including the previously reported financial statements and other financial disclosures included in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, in connection with our Original Filing. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2013.

Subsequent to the evaluation made in connection with the Original Filing and in connection with the evaluation and procedures carried out in connection with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Solely as a result of the material weakness in internal control over financial reporting relating to GITC deficiencies disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013. Notwithstanding the material weakness in internal control over financial reporting relating to GITC deficiencies disclosed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, those rules generally require our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. While the Original Filing (as amended by this Amendment No. 1), which is our first Annual Report on Form 10-K, does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm under a transition period established by SEC rules applicable to new public registrants, we have identified certain deficiencies in internal control over financial reporting that we believe to be a material weakness as discussed below. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2014. We are not required to comply with the independent registered public accounting firm attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

We will remain an emerging growth company under the JOBS Act for up to five years after becoming a publicly traded partnership. We are already incurring significantly higher costs due to being a publicly listed company in comparison to a privately owned company. After we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies, including Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our results of operations and financial condition may be materially adversely affected. In order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, we will need to implement additional financial systems and procedures. We cannot assure you that we will be able to implement appropriate additional procedures on a timely basis. Failure to implement such procedures could have an adverse effect on our ability to satisfy applicable obligations under the Exchange Act and the Sarbanes-Oxley Act. Since our inception, we have identified a number of material weaknesses in internal control over financial reporting, as described below:

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

Information Technology General Controls

During 2013, we identified a number of deficiencies related to the design, implementation and effectiveness of our general information technology controls (“GITCs”) over financial reporting. In response to those deficiencies, we implemented compensating manual controls, but were not able to test the design and operating effectiveness of the manual compensating controls prior to December 31, 2013. As such and because of the pervasive nature of GITC deficiencies, we concluded that those deficiencies, in the aggregate, result in a reasonable possibility that material misstatements in our interim or annual financial statements would not be prevented or detected on a timely basis and, as such, constitute a material weakness as of December 31, 2013. In particular, these deficiencies related to the configuration set-up of the information technology system and related financial applications, segregation of duties, user access and change management controls that are intended to ensure that access to applications and data, and the ability to place program changes into production for such applications and data, are adequately restricted to appropriate internal personnel.

Management has taken steps to remediate the GITC deficiencies, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel. Management began to implement these remedial steps during the first quarter of 2014 and expects that these steps will be substantially implemented and tested by September 30, 2014. In accordance with our internal control compliance program, a material weakness is not considered remediated until the remediation processes have been operational for a sufficient period of time and successfully tested.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.

See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350

3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350

3.3*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098

10.1*	Contribution, Conveyance and Assumption Agreement, dated as of October 9, 2013, by and among OCI Partners LP, OCI GP LLC, OCI USA Inc. and OCI Beaumont LLC	8-K	3.1	October 15, 2013	001-36098

10.2*	Omnibus Agreement, entered into and effective as of October 9, 2013, by and between OCI N.V., OCI USA Inc., OCI Partners LP, OCI GP LLC and OCI Beaumont LLC	8-K	3.2	October 15, 2013	001-36098

10.3*#	OCI Partners LP 2013 Long-Term Incentive Plan	8-K	3.3	October 15, 2013	001-36098

10.4A*	Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., as guarantor, various lenders, Barclays Bank PLC, as syndication agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as administrative agent	S-1/A	10.7	September 9, 2013	333-189350

10.4B*	Amendment No. 1, dated as of November 27, 2013, to Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., OCI Partners LP, various lenders and Bank of America, N.A., as administrative agent	8-K	10.2	December 4, 2013	001-36098

10.5*	Intercompany Revolving Facility Agreement, dated as of August 20, 2013, between OCI Fertilizer International B.V., as lender, and OCI Beaumont LLC, as borrower	S-1/A	10.3	September 9, 2013	333-189350

10.6A*	Intercompany Term Facility Agreement, dated as of September 15, 2013, between OCI Fertilizer International B.V., as lender, and OCI Beaumont LLC, as borrower	S-1/A	10.8	September 23, 2013	333-189350

10.6B*	Amendment No. 1, dated as of November 27, 2013, to Intercompany Term Facility Agreement, dated as of September 15, 2013, between OCI Fertilizer International B.V., as lender, and OCI Beaumont LLC, as borrower	8-K	10.3	December 4, 2013	001-36098

10.7*	Beaumont Fertilizer Plant Contract Agreement for Methanol and Ammonia Debottlenecking and Plant Turnaround, dated June 5, 2013, between OCI Beaumont LLC and Orascom E&C USA, Inc.	S-1/A	10.4	July 23, 2013	333-189350

10.8*	Equity Commitment Letter, dated as of November 27, 2013, between OCI USA Inc. and OCI Partners LP	8-K	10.1	December 4, 2013	001-36098

21.1**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney of Directors and Officers of OCI GP LLC

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Incorporated by reference into this Amendment No. 1 to Annual Report on Form 10-K as indicated.
**	Filed or furnished with the original filing of the Annual Report on Form 10-K
†	Filed or furnished, as applicable, herewith.
#	Compensatory plan or arrangement.
+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCI Partners LP
By: OCI GP LLC, ITS GENERAL PARTNER

/s/ Frank Bakker
Frank Bakker,
Chief Executive Officer and President

Date: May 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2014.

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