Form 10-Q
period 2014-03-31
OCI Partners LP
filed 2014-05-13
CIK 1578932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ (The registrant became subject to such requirements on October 3, 2013, and it has filed all reports so required since that date.)

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

As of April 30, 2014, the registrant had 80,500,000 common units outstanding.

OCI PARTNERS LP

Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	As of
	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$190,282	$182,977
Restricted cash	282	282
Accounts receivable	40,285	45,014
Inventories	5,477	3,986
Advances due from related parties	2	350
Other current assets and prepaid expenses	3,123	3,629

Total current assets	239,451	236,238
Property, plant, and equipment, net of accumulated depreciation of $39,245 and $33,584, respectively	391,930	361,007
Other non-current assets	6,851	7,135

Total assets	$638,232	$604,380

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$22,361	$19,430
Accounts payable—related party	30,958	30,097
Other payables and accruals	3,005	2,603
Current maturities of the term loan facility	4,000	4,000
Accrued interest	2,747	2,647
Accrued interest—related party	67	—
Distributions payable	49,400	—
Other current liabilities	3,708	2,581

Total current liabilities	116,246	61,358
Term loan facility	390,062	390,876
Accrued interest—related party	—	17
Other non-current liabilities	946	758

Total liabilities	507,254	453,009

Partners’ capital:
Common unitholders — 80,500,000 units issued and outstanding at March 31, 2014 and December 31, 2013	130,978	151,371
General partner’s interest	—	—

Total partners’ capital	130,978	151,371

Total liabilities and partners’ capital	$638,232	$604,380

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Operations

Three-Month Periods Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	Three-Months Ended March 31,
	2014	2013
Revenues	$99,579	$112,161
Cost of goods sold (exclusive of depreciation)	52,497	45,952
Depreciation expense	5,661	5,512
Selling, general and administrative expenses	6,291	8,098

Income from operations before interest expense, other income and income tax expense	35,130	52,599
Interest expense	5,827	2,259
Interest expense—related party	50	4,411
Other income	168	9

Income from operations before tax expense	29,421	45,938
Income tax expense	414	474

Net income	$29,007	$45,464

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.36

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	80,500,000

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Member’s Capital and Partners’ Capital

Three-Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	Member’s Capital	Retained	Total Member’s	Common Units		Total Partners’
	(deficit)	Earnings	Capital	Units	Amount	Capital
Balance, December 31, 2012	$4,000	$52,118	$56,118	—	$—	$—
Net income	—	45,464	45,464	—	—	—

Balance March 31, 2013	$4,000	$97,582	$101,582	—	$—	$—
Balance, December 31, 2013	$—	$—	$—	80,500,000	$151,371	$151,371
Distributions	—	—	—	—	(49,400)	(49,400)
Net income	—	—	—	—	29,007	29,007

Balance, March 31, 2014	$—	$—	$—	80,500,000	$130,978	$130,978

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Three-Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	2014	2013
Cash flows from operating activities:
Net income	$29,007	$45,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,661	5,512
Amortization of debt issuance costs	503	750
Deferred income tax expense	188	—
Decrease (increase) in:
Accounts receivable	4,729	(27,389)
Inventories	(1,491)	(149)
Prepaid interest	—	(10,388)
Advances – related party	348	—
Other current assets and prepaid expenses	506	(1,030)
Increase (decrease) in:
Accounts payable	1,052	(3,697)
Accounts payable – related party	1,416	(1,290)
Other payables, accruals, and current liabilities	488	(3,375)
Accrued interest	(821)	(31)
Accrued interest - related party	50	(20,201)

Net cash provided by operating activities	41,636	(15,824)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(23,298)	(6,481)

Net cash used in investing activities	(23,298)	(6,481)

Cash flows from financing activities:
Repayment of debt	(1,000)	—
Debt issuance costs	(33)	—
Remittance of cash to OCI USA for transferred trade receivables	(10,000)	—

Net cash provided by (used in) financing activities	(11,033)	—

Net increase (decrease) in cash and cash equivalents	7,305	(22,305)
Cash and cash equivalents, beginning of period	182,977	41,708

Cash and cash equivalents, end of period	$190,282	$19,403

Supplemental cash disclosures:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest, net of amount capitalized	5,259	1,538
Cash paid during the period for interest, net of amount capitalized – related party	—	35,000
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$4,805	$312
Accruals of property, plant and equipment purchases – related party	9,905	—
Capitalized interest	921	—
Capitalized interest - related party	—	—

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

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

As discussed further below, the Partnership completed its initial public offering (“IPO”), and OCI USA, Inc. (“OCI USA”) contributed all of its equity interests in OCI Beaumont (“OCIB”) to the Partnership on October 9, 2013. Prior to the completion of the IPO, OCIB was a direct, wholly-owned subsidiary of OCI USA, a Delaware corporation, which is an indirect wholly-owned subsidiary of OCI Fertilizer International B.V. (“OCI Fertilizer”), a Dutch private limited liability company. OCI Fertilizer is an indirect wholly-owned subsidiary of OCI N.V. (“OCI”), a Dutch public limited liability company, which is the ultimate parent for a group of related entities. OCIB is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 for $26,500. OCI, through its subsidiaries, is a global, nitrogen-based fertilizer producer and engineering and construction contractor. OCI is listed on the NYSE Euronext Amsterdam and trades under the symbol “OCI.”

Initial Public Offering

On October 3, 2013, the Partnership priced 17,500,000 common units in its IPO to the public at a price of $18.00 per unit, and on October 4, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “OCIP.” On October 9, 2013, the Partnership closed its IPO of 17,500,000 common units. In connection with the closing of the IPO, OCI USA contributed its interests in OCIB to the Partnership, and the Partnership issued an aggregate of 60,375,000 common units to OCI USA on October 9, 2013. On November 4, 2013, in connection with the expiration of the underwriters’ over-allotment option period, the Partnership issued an additional 2,625,000 common units to OCI USA pursuant to the terms of the underwriting agreement and contribution agreement entered into in connection with the IPO.

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All future collections of transferred advances due from related parties are being received by OCI USA and all future collections of transferred trade receivables are being received by the Partnership and remitted to OCI USA. As of March 31, 2014, we have remitted $10,000 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $17,560 is recorded in accounts payable – related party on the condensed consolidated balance sheet as of March 31, 2014. We plan to remit the remaining balance of $17,560 to OCI USA for the transferred trade receivables in the second quarter of 2014.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2014. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2014, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period.

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

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 2 — Property, Plant and Equipment

	As of
	March 31, 2014	December 31, 2013
Land	$3,371	$3,371
Plant and equipment	337,135	337,093
Vehicles	103	63
Construction in progress	90,566	54,064

	431,175	394,591
Less accumulated depreciation	39,245	33,584

	$391,930	$361,007

Note 3 — Inventories

As of March 31, 2014 and December 31, 2013, the Partnership’s inventories consisted of finished goods produced from normal production, and the Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventories balances by product as of March 31, 2014 and December 31, 2013:

	As of
	March 31, 2014	December 31, 2013
Ammonia	$2,289	$2,090
Methanol	3,188	1,896

Total	$5,477	$3,986

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 4 — Debt

(a) Debt – Related Party

On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-2 Loans discussed in note 4(b), and (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum which is included as a component of interest expense – related party on the consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below). As of March 31, 2014, OCIB has not drawn under the Intercompany Revolving Facility.

On September 15, 2013, three separate intercompany loan agreements between OCIB and OCI Fertilizer were replaced with a new intercompany term facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000, and a maturity date of January 20, 2020. Borrowings under the Intercompany Term Facility are subordinated to the Term Loans (as defined below) under the Term Loan B Credit Facility (as defined below). Prior to the completion of the IPO, borrowings under the Intercompany Term Facility accrued interest at an interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 9.25%. Upon the completion of the IPO, borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-2 Loans discussed in note 4(b), and (ii) 0.25%.

On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 4(b)) to repay amounts owing under the Intercompany Term Facility, and entered into Amendment No. 1 to the Intercompany Term Facility (the “Amendment”). Under the terms of the Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. As of March 31, 2014, OCIB has not drawn under the Intercompany Term Facility.

(b) Debt – Third Party

	March 31, 2014	Interest Rate	Interest Rate as of March 31, 2014	Maturity Date
Term B-2 Loans	$398,000	5% + Adjusted LIBOR	6.25%	August 20, 2019
Less: Current Portion	4,000
Less: Debt Discount	3,938

Total Long-term Debt-External Party	$390,062

	December 31, 2013	Interest Rate	Interest Rate as of December 31, 2013	Maturity Date
Term B-2 Loans	$399,000	5% + Adjusted LIBOR	6.25%	August 20, 2019
Less: Current Portion	4,000
Less: Debt Discount	4,124

Total Long-term Debt-External Party	$390,876

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

(Dollars in thousands, except per unit data)

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

On August 20, 2013, OCIB entered into a $360,000 senior secured term loan facility (the “Term Loan B Credit Facility”) with a syndicate of lenders, comprised of two tranches of term debt in the amounts of $125,000 (the “Term B-1 Loan”) and $235,000 (the “Term B-2 Loan”), respectively. Upon entry into the Term Loan B Credit Facility, OCIB utilized the funds borrowed under the facility to repay amounts owing under the Bridge Term Loan Credit Facility.

On November 27, 2013, OCIB entered into Amendment No. 1 to the Term Loan B Credit Facility (the “Term Loan B Amendment”). Under the terms of the Term Loan B Amendment, OCIB may add one or more incremental term loan facilities in an aggregate principal amount equal to the sum of $100,000 and such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00. On November 27, 2013, OCIB entered into an incremental $165,000 Term B-2 loan (the “Incremental Term Loan”) under the Term Loan B Credit Facility (collectively, the “Term B-2 Loans” and, together with the Term B-1 Loan, the “Term B Loans”). OCIB utilized the proceeds of the Incremental Term Loan to repay amounts owing under the Intercompany Term Facility (see note 4(a)).

The Term B Loans, as well as related fees and expenses, were unconditionally guaranteed by OCI USA and, upon completion of the IPO, became unconditionally guaranteed by the Partnership and OCI USA. The Term B Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B Loans, and related fees and expenses, are secured by a first priority lien on substantially all of OCIB’s assets (OCI USA does not provide any security with its guarantee). Upon completion of the IPO, all security provided by OCI USA was released, and the Partnership pledged its ownership interest in OCIB. Prior to the completion of the IPO, interest on the Term B Loans accrued, at OCIB’s option, at adjusted LIBOR plus 5.00% per annum or the alternate base rate plus 4.00%. After the completion of the IPO, if OCIB has received both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. Interest margins under the Term Loan B Credit Facility were further reduced pursuant to the terms of Amendment No. 2 (as defined in Note 6 below). The Term Loan B Credit Facility contains customary covenants and conditions. Upon the occurrence of certain events of default under the Term Loan B Credit Facility OCIB’s obligations under the Term Loan B Credit Facility may be accelerated. In addition, OCIB may not permit, on the last day of any fiscal quarter, beginning December 31, 2013 (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to March 31, 2015, 2.00 to 1.00 and (y) in the case of the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The Term B-2 Loans are subject to mandatory quarterly repayments equal to the sum of (x) 0.25% of the aggregate principal amount of the Initial Term B-2 Loan outstanding on the closing date of the Term Loan B Credit Facility and (y) 0.25% of the aggregate principal amount of the Incremental Term Loans outstanding on the Amendment No. 1 effective date. The Term Loan B Credit Facility contains various restrictive, nonfinancial covenants, which include, among others, reporting requirements, maintenance of specified insurance coverage, compliance with applicable laws and regulations, and maximum annual capital expenditures. The Term Loan B Credit Facility contains financial covenants related to maintaining maximum leverage ratios and a minimum interest coverage ratio, in each case, on a quarterly basis. As of March 31, 2014, the Partnership was in compliance with all these covenants.

Upon the completion of the IPO, the Partnership utilized proceeds of approximately $126,085 received from the offering to repay in full outstanding borrowings under the Term B-1 Loan of approximately $125,000 and $1,085 of accrued interest. Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2014	3,000
2015	4,000
2016	4,000
2017	4,000
2018	4,000
Thereafter	379,000

Total	$398,000

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

(Dollars in thousands, except per unit data)

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

The Incremental Term Loan included a 0.5% debt discount of $825 that was withheld from the loan proceeds, a 0.75% arranger fee of $1,237, as well as $295 of associated legal and structuring fees. OCIB and OCI Fertilizer agreed to reduce the amount owing under the Intercompany Term Facility by a total of $2,562, $2,172 of which was comprised of debt discount, arranger fee and a portion of the associated legal and structuring fees, and the remaining $390 represented the amount of prepaid interest – related party. OCIB recorded the debt discount as a reduction of long-term debt, and the arranger fees and the legal and structuring fees in other long-term assets in the accompanying balance sheet. OCIB recorded the reduction of the amount owing under the Intercompany Term Facility as a contribution of partners’ capital.

All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $469 for the three-months ended March 31, 2014, which is presented as a component of interest expense in the accompanying consolidated statements of operations. Upon the completion of our IPO, the Partnership repaid in full amounts outstanding under the Term B-1 Loan, and wrote off the debt discount and debt issue costs that were deferred relating the Term B-1 Loan, resulting in a loss on extinguishment of debt in the three-months ended December 31, 2013 of $4,498.

OCIB incurred $3,000 of debt issuance costs related to the Prior Credit Facility during April 2012. The debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Prior Credit Facility. OCIB amortized debt issuance costs related to the Prior Credit Facility of $750 during the three-month period ended March 31, 2013. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed statements of operations.

Note 5 — Related Party Transactions

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

The following table represents the effect of related party transactions of the consolidated results of operations for the three-month periods ended March 31, 2014 and 2013:

	Three-Months Ended March 31,
	2014	2013
Cost of goods sold (exclusive of depreciation)	$2,916	$—
Selling, general and administrative expenses	2,326	2,673
Interest expense	50	4,411

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

(Dollars in thousands, except per unit data)

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

During the three-month periods ended March 31, 2014 and 2013, costs totaling $4,741 and $0 were incurred under this contract and payable to OCI GP LLC in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Of this amount, $2,916 and $0 was included in cost of goods sold (exclusive of depreciation) for the wages directly attributable to revenue-producing operations during the three-month periods ended March 31, 2014 and 2013, respectively. In addition, accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $3,141 and $1,776 as of March 31, 2014 and December 31, 2013, respectively.

In addition, during the three-month periods ended March 31, 2014 and 2013, the Partnership recorded $65 and $387 to OCI Nitrogen B.V. (“OCI Nitrogen”), an indirect, wholly-owned subsidiary of OCI, $194 and $0, respectively, to OCI Personnel B.V. (“OCI Personnel”), an indirect, wholly-owned subsidiary of OCI, and $242 and $0, respectively, to Contrack International Inc. (“Contrack”), an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense as shown on the condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses. In addition, accounts payable – related party include amounts incurred but unpaid to the aforementioned parties of $352 and $301 as of March 31, 2014 and December 31, 2013, respectively. The Partnership recorded $0 and $43, payable to OCI Fertilizer in connection with reimbursement of providing selling, general and administrative services during the three-month periods ended March 31, 2014 and 2013, respectively.

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

Distributions and Payments to OCI USA and Its Affiliates

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All future collections of transferred advances due from related parties are being received by OCI USA, and all future collections of transferred trade receivables are being received by the Partnership and remitted to OCI USA. As of March 31, 2014, we have remitted $10,000 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $17,560 is recorded in accounts payable – related party on the condensed consolidated balance sheet as of March 31, 2014. We plan to remit the remaining balance of $17,560 to OCI USA for the transferred trade receivables in the second quarter of 2014.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

(Dollars in thousands, except per unit data)

Intercompany Revolving Facility and Intercompany Term Facility

As indicated above in note 4(a), OCIB had related party debt during the three-month periods ended March 31, 2014 and 2013 and had recorded interest expense of $50 and $4,411, respectively, in the three-month periods ended March 31, 2014 and 2013.

Construction Agreement with Orascom E&C USA Inc.

In March 2013, OCIB entered into a technical service agreement with OCI Construction Limited (“OCICL”), an indirect wholly-owned subsidiary of OCI N.V., for OCICL’s provision of management and construction services relating to the debottlenecking of OCIB’s methanol and ammonia production units (the “Technical Service Agreement”). During the three-month periods ended March 31, 2014 and 2013, OCIB incurred no OCICL fees for the provision of management and construction services. In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc., an indirect wholly-owned subsidiary of OCI N.V., pursuant to which Orascom E&C USA Inc. will undertake the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, the Technical Service Agreement was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C USA Inc. will be paid on a cost-reimbursable basis, plus a fixed fee that will equal 9% of the costs of the project, excluding any discounts. The contract allocates customary responsibilities to OCIB and Orascom E&C USA Inc. The agreement does not provide for the imposition of liquidated or consequential damages. During the three-month periods ended March 31, 2014 and 2013, costs (including the fixed fee) totaling $23,500 and $0, respectively, were incurred under the Construction Contract.

Other Transactions with Related Parties

Equity Commitment Agreement

On November 27, 2013, the Partnership entered into a new intercompany equity commitment agreement with OCI USA (the “Intercompany Equity Commitment”). Under the terms of the Intercompany Equity Commitment, OCI USA shall make an equity contribution not to exceed $100,000 to the Partnership if (a) prior to the completion of the debottlenecking project in 2014, the Partnership or OCIB have liquidity needs for working capital or other needs and the restrictions under the Term Loan B Credit Facility or any other debt instrument prohibit the Partnership or OCIB from incurring sufficient additional debt to fund such liquidity needs; or (b) OCIB fails to comply with any of the financial covenants as of the last day of any fiscal quarter. During the three-month period ended March 31, 2014, no equity contributions were received under this contract.

Guarantee of Term Loan Facility

The term loans under the Term Loan B Credit Facility and the revolving loans and letters of credit under the Revolving Credit Agreement (see note 6), and, in each case, related fees and expenses, are unconditionally guaranteed by OCIP and OCI USA and are each secured by pari passu senior secured liens on substantially all of OCIB’s assets and a pledge by OCIP of its ownership interest in OCIB (OCI USA does not provide any security in connection with its guarantee).

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

Management Support Fees

During the three-month periods ended March 31, 2014 and 2013, OCIB had related-party transactions with Orascom Construction Industries (“OCI Egypt”) related to management support fees of $0 and $2,243, respectively, which are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. As indicated above, on October 9, 2013, in connection with the closing of the IPO, the Partnership entered into the Omnibus Agreement that, among other things, addresses certain aspects of the Partnership’s relationship with OCI and OCI USA, including the provision by OCI USA to the Partnership of certain services, including selling, general and administrative services and management and operating services relating to operating the Partnership’s business. Our obligation to pay management support fees to OCI Egypt was terminated after the completion of the IPO.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 6 — Subsequent Events

Revolving Credit Agreement

On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a new $40,000 revolving credit agreement (the “Revolving Credit Agreement”), with an initial aggregate borrowing capacity of up to $40,000, including a $20,000 sublimit for letters of credit. The Revolving Credit Agreement has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Agreement on the last business day of each June and December. OCIB’s obligations under the Revolving Credit Agreement are guaranteed by the Partnership and certain of its future subsidiaries other than OCIB. All proceeds will be used by OCIB for working capital, capital expenditures and other general corporate purposes.

OCIB’s obligations under the Revolving Credit Agreement are secured by a first priority lien (which is pari passu with the first priority lien securing obligations under the Term Loan B Credit Facility) on substantially all of the tangible and intangible assets of OCIB and the Partnership. In addition, the Revolving Credit Agreement contains covenants and provisions that affect OCIB and the Partnership, including, among others, customary covenants and provisions:

•	prohibiting OCIB from incurring indebtedness under the Intercompany Revolving Facility Agreement, dated as of August 20, 2013, by and between OCIB, as borrower, and OCI Fertilizer, as lender, that exceeds $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Agreement;

•	limiting OCIB’s ability and that of the Partnership from creating or incurring specified liens on their respective properties (subject to customary exceptions);

•	limiting OCIB’s ability and that of the Partnership to make distributions and equity repurchases (which shall be permitted if no default exists and in the case of distributions and equity repurchases from a subsidiary to its parent); and

•	prohibiting consolidations, mergers and asset transfers by OCIB and the Partnership (subject to customary exceptions).

Under the Revolving Credit Agreement, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. OCIB must maintain a consolidated senior secured net leverage ratio not greater than 2.00 to 1.00 for each fiscal quarter ending prior to March 31, 2015, and not greater than 1.75 to 1.00 thereafter. Furthermore, OCIB may not permit the consolidated interest coverage ratio to be less than 5.00 to 1.00.

Outstanding principal amounts under the Revolving Credit Agreement bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB will pay (i) a closing fee to each lender of 0.25% of the stated principal amount of such lender’s revolving loan as compensation for the funding of such lender’s revolving loan and (ii) a commitment fee of 1.10% per annum on the unused portion of the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the new credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control and material litigation resulting in a final judgment against any borrower or subsidiary guarantor. Upon the occurrence and during the continuation of an event of default under the Revolving Credit Agreement, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against OCIB, the Partnership and the collateral as may be available to the lenders under the Revolving Credit Agreement and other loan documents.

Term Loan B Credit Facility Re-pricing

On April 4, 2014, OCIB, the Partnership and OCI USA Inc. (“OCI USA”) entered into Amendment No. 2 and Waiver (“Amendment No. 2”) to the Term Loan B Credit Facility (as so amended, the “Amended Term Loan Facility”), with Bank of America, as administrative agent, collateral agent and additional term loan lender, and the other lenders party thereto to (i) reduce the interest rate margin on the outstanding term loans under the Amended Term Loan Facility such that OCIB may select an interest rate of (a) 4.00% above LIBOR for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.00% above the base rate for base rate loans, (ii) decrease the minimum LIBO Rate (as defined in the Term Loan B Credit Facility) from 1.25% to 1.00%, (iii) reset the prepayment premium of 101% on voluntary prepayments of the term loans under the Term Loan Facility for twelve months after the closing of Amendment No. 2, and (iv) provide for delivery of financial information from the Partnership instead of OCIB, with reconciliation information to the financial information for OCIB.

In conjunction with this transaction, we paid a 1.0% soft-call fee of $3,980, a 0.25% arranger fee of $995, as well as $25 of other fees and expenses. OCIB will record the soft-call fee, arranger fee and other fees and expenses in other long-term assets as a deferred financing cost to be amortized over the life of the loan.

Insurance settlement

During July and August 2013, the Partnership experienced 13 days of unplanned downtime as the Partnership took its methanol unit offline to repair its syngas machine, including replacing a rotor and installing new bearings. The Partnership’s claim for losses associated with this unplanned downtime was approximately $11,300 with a net recovery of approximately $6,400 (after incurring a deductible of approximately $4,900). The Partnership received insurance proceeds of $5,085 in connection with this insurance claim during the fourth quarter of 2013, and the effect of the receipt of these insurance proceeds was included in other income (expense) in the Partnership’s Consolidated Statement of Operations for the year ended December 31, 2013. On April 15, 2014, the Partnership reached a final settlement under this insurance claim, whereby the insurance provider agreed and paid a final installment of $600.

Note 7 — Significant Customers

During the three-month periods ended March 31, 2014 and 2013, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended March 31, 2014
Methanex	36.0%
Koch (1)	28.6%
Rentech	11.5%

Customer name	Three-Months Ended March 31, 2013
Methanex	35.5%
Koch (1)	21.3%
Rentech	17.9%
Trammo	15.1%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen, LLC and Koch Methanol, LLC.

The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 8 — Earnings per Limited Partner Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

January 1, 2014 through March 31, 2014
Net income	$29,007
Basic and diluted weighted average number of limited partner units outstanding	80,500,000

Basic and diluted net income per limited partner unit	$0.36

Note 9 — Commitments, Contingencies and Legal Proceedings

Outstanding letters of credit totaled $13,000 at March 31, 2014 relating to the purchase of natural gas. The letters of credit ensure the Partnership’s performance or payment to third parties. The outstanding letters of credit at March 31, 2014 were secured by a first priority lien (which is pari passu with the first priority lien securing obligations under the Term Loan B Credit Facility) on substantially all of the tangible and intangible assets of OCIB and the Partnership.

The Partnership is involved in various claims and/or legal actions from time to time arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership’s financial position, results of operations or liquidity. The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three-month periods ended March 31, 2014 and 2013.

Note 10 — Fair Value

The Company’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of March 31, 2014. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of March 31, 2014 and December 31, 2013.

Note 11 — Distributions

On March 19, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period October 9, 2013 through and including December 31, 2013 of $0.61367 per unit or approximately $49,400 in the aggregate. The cash distribution was paid on April 7, 2014 to our common unitholders of record at the close of business on March 31, 2014.

On May 12, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2014 through and including March 31, 2014 of $0.41 per unit or approximately $33,005 in the aggregate. The cash distribution will be paid on May 29, 2014 to unitholders of record at the close of business on May 22, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our unaudited condensed consolidated financial statements and the related notes presented in this report as well as the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”).

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors” in our Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	our reliance on a single facility for conducting our operations;

•	our limited operating history;

•	planned and unplanned downtime (including in connection with our debottlenecking project and maintenance turnarounds), shutdowns (either temporary or permanent) or restarts of existing methanol and ammonia facilities (including our own facility), including, without limitation, the timing and length of planned maintenance outages;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	our lack of contracts that provide for minimum commitments from our customers;

•	the cyclical nature of our business;

•	expected demand for methanol, ammonia and their derivatives;

•	expected methanol, ammonia and energy prices;

•	anticipated production rates at our plant;

•	our reliance on natural gas delivered to us by our suppliers, including a subsidiary of DCP Midstream Partners, LP (“DCP Midstream”) and a subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”);

•	expected levels, timing and availability of economically priced natural gas and other feedstock supplies to our plant;

•	expected operating costs, including natural gas and other feedstock costs and logistics costs;

•	expected new methanol or ammonia supply or restart of idled plant capacity and timing for start-up of new or idled production facilities;

•	our expected capital expenditures;

•	the impact of regulatory developments on the demand for our products;

•	global and regional economic activity (including industrial production levels);

•	a decrease in methanol production;

•	intense competition from other methanol and ammonia producers, including recent announcements by other producers, including other OCI affiliates, of their intentions to relocate, restart or construct methanol or ammonia plants in the Texas Gulf Coast region or elsewhere in the United States;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	the risk associated with changes, or potential changes, in governmental policies affecting the agricultural industry;

•	the hazardous nature of our products, potential liability for accidents involving our products that cause interruption to our business, severe damage to property or injury to the environment and human health and potential increased costs relating to the transport of our products;

•	our potential inability to obtain or renew permits;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of our products;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset and geographic diversification;

•	our dependence on a limited number of significant customers;

•	our ability to comply with employee safety laws and regulations;

•	the success of our debottlenecking project;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	additional risks, compliance costs and liabilities from expansions or acquisitions;

•	our reliance on our senior management team;

•	the potential shortage of skilled labor or loss of key personnel;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	restrictions in our debt agreements on our ability to distribute cash or conduct our business;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we will rely on in connection with New York Stock Exchange (“NYSE”) corporate governance requirements;

•	risks relating to our relationships with OCI or its affiliates, including competition from Natgasoline LLC, which plans to build a new methanol plant in Beaumont, Texas, and Iowa Fertilizer Company, which is constructing a nitrogen fertilizer plant in Wever, Iowa;

•	control of our general partner by OCI;

•	the conflicts of interest faced by our senior management team, which operates both us and our general partner;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners under our partnership agreement; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.

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

We are currently the largest merchant methanol producer in the United States with a maximum annual methanol production capacity of approximately 730,000 metric tons and a maximum annual ammonia production capacity of approximately 265,000 metric tons. During the first quarter of 2014, we began construction on a debottlenecking project that will increase our maximum annual methanol production capacity by 25% to approximately 912,500 metric tons and our maximum annual ammonia production capacity by 15% to approximately 305,000 metric tons.

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

Our Debottlenecking Project

We intend to expand our existing methanol and ammonia production capacity and expect to incur significant costs and expenses for the construction and development of the project. We expect that the debottlenecking project will be completed in the fourth quarter of 2014 and currently estimate the total remaining cost of the project will be approximately $90 million to $100 million (including costs associated with a turnaround and environmental upgrades). We expect that we will shut down our facility for approximately 40 days in the fourth quarter of 2014 in order to complete our debottlenecking project (including completion of the associated turnaround and environmental upgrades). As of March 31, 2014, we had incurred approximately $77.8 million in expenditures related to the project. We expect our depreciation expense will increase from the additional assets placed into service from our debottlenecking project. To the extent that we successfully complete our debottlenecking project, we expect that our production, revenues and costs of goods sold will be greater in subsequent periods than in prior periods. As a result, our results of operations for periods prior to, during and after the completion of our debottlenecking project may not be comparable.

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

The methanol industry experienced a wave of global plant closures between 1998-2007 due to high natural gas prices as well as generally weaker demand for chemicals. During this period, numerous U.S. methanol facilities were shut down or relocated to other countries resulting in the inability of current U.S. production capacity to meet current U.S. methanol demand. However, a long period of stable and low natural gas prices in the United States has made it economical for companies to upgrade existing plants and initiate construction of new methanol and nitrogen projects. For example, Methanex Corporation (“Methanex”), LyondellBasell Industries B.V. (“LyondellBasell”), Celanese Corporation (“Celanese”), Valero Energy Corporation (“Valero”) and OCI have each announced plans to relocate, restart or construct methanol plants in the U.S. Gulf Coast region over the next few years, which will increase overall U.S. production capacity and the availability of methanol supply.

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

While the ammonia industry experienced a massive wave of plant closures in the late 1990s and early 2000s due to high natural gas prices that ultimately led to higher imports into the United States of ammonia and nitrogen fertilizers, current market trends have led to significant expansion, and, plans are now in place to build as much, if not more, new ammonia capacity in the United States than was previously lost. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Following a year of declining ammonia prices, current market ammonia prices have increased due to various factors, including several major supply disruptions in the global ammonia market since the start of 2014 that have tightened available ammonia supply, an expectation of the upcoming spring demand for direct application for agricultural purposes, and political turmoil in Eastern Europe and the escalation of tension in the region.

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

For the three-months ended March 31, 2014, natural gas feedstock costs represented approximately 65.3% of our total cost of goods sold (exclusive of depreciation). During this period, we spent approximately $34.3 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $5.07.

We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We currently source natural gas from DCP Midstream and Kinder Morgan. In addition, our facility has connections to a natural gas pipeline owned by Florida Gas Transmission and a natural gas pipeline owned by Houston Pipe Line Company. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.

According to the Annual Energy Outlook 2014 published by the Energy Information Administration (the “EIA”) in April 2014, total annual U.S. natural gas consumption is expected to grow from approximately 25.6 Tcf in 2012 to approximately 31.6 Tcf in 2040, or 0.8% per year on average. During the same time period, U.S. natural gas production is expected to increase from approximately 24.1 Tcf to approximately 37.5 Tcf, or 2.0% per year on average. U.S. natural gas production is expected to exceed U.S. natural gas consumption by 2018, which is expected to spur the growth of net U.S. natural gas exports to approximately 5.8 Tcf in 2040.

As a result of the previously described fundamentals for natural gas in the United States, the EIA expects natural gas prices to remain relatively low for the foreseeable future, with price increases in the near term to be driven by faster growth of consumption in the industrial and electric power sectors. More specifically, in the EIA’s 2014 Annual Energy Outlook, the EIA expects Henry Hub average natural gas prices to reach $4.96 per MMBtu in 2020. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.

Key Operational Factors

Product Sales Contracts

We are party to methanol sales contracts with Methanex, Koch, ExxonMobil, Arkema and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge and pipeline. The payment terms under our methanol sales contacts are net 25-30 days. For the three-months ended March 31, 2014, Methanex and Koch Methanol, LLC accounted for approximately 36.0% and 28.6%, respectively, of our total revenues.

We generally sell ammonia under monthly contracts. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa). Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. The payment terms under our ammonia sales contacts are net 30 days. Our ammonia is sold on an FOB basis when delivered by barge and pipeline. For the three-months ended March 31, 2014, Rentech accounted for approximately 11.5% of our total revenues. During the three-months ended March 31, 2014, we delivered approximately 47.2% of our total sales by barge and approximately 52.8% of our total sales by pipeline.

Facility Reliability

Consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Unplanned downtime at our facility may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, including facility turnarounds, is mitigated through a diligent planning process that takes into account the existing margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. We acquired our facility (which had been idled by the previous owners since 2004) in May 2011, commenced an upgrade that was completed in July 2012 and began operating our facility at full capacity in the fourth quarter of 2012. Our newly renovated facility began ammonia production in December 2011 and began methanol production in July 2012, with revenues first generated from ammonia sales in the first quarter of 2012 and from methanol sales in the third quarter of 2012. During the three-month period ended March 31, 2014, our methanol and ammonia production units were in operation for 76 days and 74 days, respectively, as compared to 90 and 83 days, respectively during the three-month period ended March 31, 2013. There was a period of unplanned downtime early in the first quarter of 2014, as a result of an electrical power outage; however, management utilized this downtime to execute repairs on other equipment.

We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately 40 days and cost approximately $24 million per turnaround. We will attempt to perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We plan to undertake a turnaround as part of our debottlenecking project that is expected to be completed in the fourth quarter of 2014, which will result in approximately 40 days of downtime at our facility. We expect that the next turnaround after the completion of the debottlenecking project will occur in 2018.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our results of operations and profitability and include capacity utilization, EBITDA (as defined below), and cost of goods sold (exclusive of depreciation). We view these metrics as important factors in evaluating our profitability and frequently review these measurements to analyze trends and make decisions.

Capacity Utilization

The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Maintaining consistent and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime.

We produced approximately 55,196 metric tons of ammonia and approximately 147,085 metric tons of methanol during the three-months ended March 31, 2014, representing capacity utilization rates of 82% and 85% for the ammonia and methanol production units, respectively, as compared to production of approximately 64,491 metric tons of ammonia and 175,523 metric tons of methanol during the three-months ended March 31, 2013, representing capacity utilization rates of 99% and 98% for the ammonia and methanol production units, respectively. Our capacity utilization rate for the three-months ended March 31, 2014 was lower than the capacity utilization rate for the three-months ended March 31, 2013 primarily due to 14 days of unplanned downtime experienced in the methanol production unit and 16 days of unplanned downtime experienced in the ammonia production unit during the three-months ended March 31, 2014.

EBITDA

EBITDA is defined as net income plus (i) interest expense and other financing costs (ii) depreciation expense, and (iii) income tax expense. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

Cost of Goods Sold (exclusive of depreciation)

Our cost of goods sold (exclusive of depreciation) consists of costs related to the production of methanol and ammonia. Raw material purchases, such as natural gas and hydrogen, represent the largest component of our total cost of goods sold (exclusive of depreciation). For the three-months ended March 31, 2014 and 2013, natural gas feedstock costs represented approximately 65.3% and 59.1%, respectively, of our total cost of goods sold (exclusive of depreciation). Our remaining cost of goods sold (exclusive of depreciation) typically consists of purchases of hydrogen and nitrogen feedstock, as well as monthly fixed charges related to labor, maintenance and utilities expenditures.

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three months ended March 31, 2014 and 2013. The data below should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors.

	Three-Months Ended March 31,
	2014	2013
Net income	$29,007	$45,464
Add:
Interest expense	5,827	2,259
Interest expense – related party	50	4,411
Depreciation expense	5,661	5,512
Income tax expense	414	474

EBITDA	$40,959	$58,120

	Production (in tons)		Capacity Utilization Rate[1] (%)		Price of Natural Gas[2] ($ per MMBtu)
	For Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Ammonia	55,196	64,491	82%	99%	$4.50	$4.02
Methanol	147,085	175,523	85%	98%	$4.50	$4.02

(1)	Calculated by total production volumes for a production unit for a given period, divided by the production capacity of that production unit
(2)	Price of natural gas ($ per MMBtu) per Bloomberg at the market close of March 28, 2014 and March 28, 2013, respectively.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2014 AND 2013:

Revenues

	For the Three-Months Ended March 31,
	2014	2013
	(in thousands)
Total revenues	$99,579	$112,161

	For the Three-Months Ended March 31, 2014		For the Three-Months Ended March 31, 2013
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	56.1	$22,899	57.8	$37,036
Methanol	144.5	76,503	182.8	75,125
Other	—	177	—	—

Total	200.6	$99,579	240.6	$112,161

Our total revenues were approximately $99.6 million for the three-months ended March 31, 2014 compared to approximately $112.2 million for the three-months ended March 31, 2013. Our methanol revenues were approximately $76.5 million for the three-months ended March 31, 2014 compared to approximately $75.1 million for the three-months ended March 31, 2013. This 1.8% increase in methanol revenues was due to an increase in our realized methanol sales price per metric ton, partially offset by a reduction in our methanol sales volumes. Our ammonia revenues were approximately $22.9 million for the three-months ended March 31, 2014 compared to approximately $37.0 million for the three-months ended March 31, 2013. This 38.2% decrease in ammonia revenues was primarily due to a decrease in our realized ammonia sales price per metric ton.

We sold approximately 144,500 metric tons of methanol during the three-months ended March 31, 2014 compared to 182,800 metric tons of methanol during the three-months ended March 31, 2013. This represents a decrease in sales volumes of 21.0%, which is attributed to unplanned downtime experienced in the first quarter of 2014. The unplanned downtime was a result of an electrical power outage during which management executed repairs on other equipment. The average sales prices per metric ton during the three-months ended March 31, 2014 was $529.43 per metric ton compared to $410.97 per metric ton for the three-months ended March 31, 2013, which represents an increase of 28.8%. The price increase is due to supply disruptions over the course of the year caused by production issues, natural gas supply restrictions or, in some cases, higher natural gas prices, whereas overall methanol demand has increased steadily. Sales of methanol comprised approximately 76.8% of our total revenues for the three-months ended March 31, 2014 compared to 67.0% of our total revenues for the three-months ended March 31, 2013.

We sold approximately 56,100 metric tons of ammonia during the three-months ended March 31, 2014 compared to approximately 57,800 metric tons of ammonia during the three-months ended March 31, 2013. This represents a decrease of 2.9% compared to the ammonia sales volume during the three-months ended March 31, 2013. The average sales prices per metric ton for ammonia during the three-months ended March 31, 2014 was $408.18 per metric ton compared to $640.76 per metric ton for the three-months ended March 31, 2013. This represents a decrease of 36.3% due to low consumption in the United States caused by poor weather conditions and globally due to lower demand for phosphate fertilizers, which are significant users of ammonia. Sales of ammonia comprised approximately 23.0% of our total revenues for the three-months ended March 31, 2014 compared to 33.0% of our total revenues for the three-months ended March 31, 2013.

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended March 31, 2014		For the Three-Months Ended March 31, 2013
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$34,269	65.3%	$27,107	59.0%
Hydrogen	5,621	10.7	5,583	12.1
Nitrogen	1,352	2.6	1,699	3.7
Labor	3,819	10.8	2,123	4.6
Maintenance	5,681	7.3	4,875	10.6
Other	1,755	3.3	4,565	10.0

Total	$52,497	100%	$45,952	100%

Cost of goods sold (exclusive of depreciation) was approximately $52.5 million and 52.7% of revenue for the three-months ended March 31, 2014 compared to cost of goods sold (exclusive of depreciation) of approximately $46.0 million and 40.9% of revenues for the three-months ended March 31, 2013. This increase in cost of goods sold (exclusive of depreciation) for the three-months ended March 31, 2014 compared to the three-months ended March 31, 2013 was primarily due to increased natural gas prices as well as repair costs associated with the unplanned downtime during the quarter. Our purchase price for natural gas increased from an average of $3.46 per MMBtu for the three-month period ended March 31, 2013 to an average of $5.07 per MMBtu for the three-month period ended March 31, 2014. This 46.5% increase in the price of natural gas was primarily attributable to the extremely cold winter weather experienced in the United States, causing an increase in demand and reduction in supply reserves.

Depreciation Expense

Depreciation expense was approximately $5.7 million for the three-months ended March 31, 2014 compared to approximately $5.5 million for the three-months ended March 31, 2013. This increase was primarily due to assets placed in service in 2014.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $6.3 million for the three-months ended March 31, 2014 compared to approximately $8.1 million for the three-months ended March 31, 2013. This decrease is due to a management fee paid to OCI Egypt that was terminated and replaced with the Omnibus Agreement upon the completion of the IPO and a consulting contract that has since been terminated. Please read note 5 to the unaudited condensed consolidated financial statements.

In connection with the IPO, we, our general partner and OCI USA entered into the Omnibus Agreement pursuant to which OCI USA and its affiliates agreed to provide us with selling, general and administrative services, and we will reimburse OCI USA and its affiliates for all direct or allocated costs and expenses incurred by OCI USA and its affiliates in providing such services. In addition, our partnership agreement requires us to reimburse our general partner for (i) direct and indirect expenses it incurs or payments it makes on our behalf (including salary, bonus, incentive compensation and other amounts paid to any person, including affiliates of our general partner, to perform services for us or our subsidiaries or for our general partner in the discharge of its duties to us and our subsidiaries), and (ii) all other expenses reasonably allocable to us or our subsidiaries or otherwise incurred by our general partner in connection with operating our business (including expenses allocated to our general partner by its affiliates). Our general partner is entitled to determine the expenses that are allocable to us and our subsidiaries.

Interest Expense

Interest expense was approximately $5.8 million for the three-months ended March 31, 2014 compared to $2.3 million for the three-months ended March 31, 2013. This increase is due to an increase in borrowing of $274 million at a rate of 6.25% compared to $125 million of borrowing during the three months ended March 31, 2013 at a rate of 4.82%. We capitalized $0.9 million of interest expense in three-months ended March 31, 2014, as compared to no interest capitalized in the three-months ended March 31, 2013. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This increase in capitalized interest is due to the commencement of the debottlenecking project.

Interest expense–related party was approximately $50,000 for the three-months ended March 31, 2014 compared to $4.4 million for the three-months ended March 31, 2013. Interest expense–related party relates to interest on our intercompany debt and the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer. This decrease was primarily due to the repayment of our Intercompany Term Facility on November 27, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to finance current operations, fund capital expenditures, service our debt and pay distributions to our partners. We expect to fund our operating needs, including debottlenecking, turnaround, and maintenance capital expenditures, from operating cash flow and cash on hand. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for the next 12 months. In addition, we have available to us $40.0 million of borrowing capacity under the Intercompany Revolving Facility with OCI Fertilizer, $100.0 million of borrowing capacity under the Intercompany Term Facility with OCI Fertilizer and $100.0 million of liquidity available through the Intercompany Equity Commitment (as defined below) with OCI USA. On April 4, 2014, we entered into a new $40.0 million Revolving Credit Agreement (as defined below) with a letter of credit sublimit of $20.0 million and a swing-line sublimit of $5.0 million. Combined borrowings under the Revolving Credit Agreement and the Intercompany Revolving Facility shall not exceed $40.0 million. We intend to continue to fund the costs of our debottlenecking project with a portion of the proceeds from our IPO. In the event that we pursue any other expansion projects or acquisitions, in addition to the debottlenecking project, we would likely require additional external financing.

Our Initial Public Offering

Our IPO closed on October 9, 2013, and we sold 17,500,000 common units to the public. The price to the public was $18.00 per common unit, and the aggregate gross proceeds totaled $315.0 million. The net proceeds from the IPO of approximately $295.3 million, after deducting the underwriting discount of $18.9 million and the structuring fee of approximately $0.8 million, were used to: (i) repay the Term B-1 Loan (as defined below) in the amount of approximately $125.0 million and accrued interest on the Term B-1 Loan (as defined below) of approximately $1.1 million and (ii) provide us cash of approximately $169.2 million, with the funds to be utilized to fund post IPO working capital balances and to pay a portion of the costs of our debottlenecking project and other capital projects incurred after the completion of the IPO.

Distributions

Under our current cash distribution policy, we intend to distribute 100% of the cash available for distribution that we generate each quarter. Cash available for distribution for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally equal the excess of the cash on hand at the end of the quarter over cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions.

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

On March 19, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period October 9, 2013 through and including December 31, 2013 of $0.61367 per unit or approximately $49.4 million in the aggregate. The cash distribution was paid on April 7, 2014 to unitholders of record at the close of business on March 31, 2014.

On May 12, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2014 through and including March 31, 2014 of $0.41 per unit or approximately $33.0 million in the aggregate. The cash distribution will be paid on May 29, 2014 to unitholders of record at the close of business on May 22, 2014.

Credit Facilities

Intercompany Revolving Facility

On August 20, 2013, OCIB entered into a $40.0 million intercompany revolving credit facility (the “Intercompany Revolving Facility”) with OCI Fertilizer, as the lender, which will mature on January 20, 2020. Interest on borrowings under the Intercompany Revolving Facility accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-2 Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. We pay a commitment fee to OCI Fertilizer on the unused portion of the Intercompany Revolving Facility equal to 0.5% per annum which is included as a component of interest expense – related party on the consolidated statements of operations. Borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility. There have been no borrowings under the Intercompany Revolving Facility.

Intercompany Term Facility

On September 15, 2013, OCIB entered into a new intercompany term facility agreement (the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer. As of March 31, 2014, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility was initially established to fund the upgrade of our facility that was completed in July 2012, satisfy working capital requirements and for general corporate purposes. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility. In connection with the Intercompany Repayment from the proceeds of the Incremental Term Loans described above, on November 27, 2013, OCIB entered into Amendment No. 1 (the “Intercompany Facility Amendment”) to the Intercompany Term Facility. Pursuant to the Intercompany Facility Amendment, OCI Fertilizer agreed to lend up to $100.0 million to OCIB after the effectiveness of the Intercompany Repayment. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term B-2 Loans discussed below, plus (ii) 0.25%.

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

The Term B-2 Loans, as well as related fees and expenses, are unconditionally guaranteed by OCIP and OCI USA. The Term B-2 Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B-2 Loans, and related fees and expenses, are secured by a first priority lien on substantially all of OCIB’s assets and a pledge by OCIP of its ownership interest in OCIB (OCI USA does not provide any security in connection with its guarantee). The Term B-2 Loans are subject to mandatory quarterly repayments equal to the sum of (x) 0.25% of the aggregate principal amount of the Initial Term B-2 Loan outstanding on the closing date of the Term Loan B Credit Facility and (y) 0.25% of the aggregate principal amount of the Incremental Term Loans outstanding on the Amendment No. 1 effective date. Interest on the Term B-2 Loans accrues, at OCIB’s option, at adjusted LIBOR plus 5.00% per annum or the alternate base rate plus 4.00%, but if OCIB has received both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. Interest margins under the Term Loan B Credit Facility were further reduced pursuant to the terms of Amendment No. 2 (as defined below). The Term Loan B Credit Facility contains customary covenants and conditions. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated. In addition, OCIB may not permit, on the last day of any fiscal quarter, (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to March 31, 2015, 2.00 to 1.00 and (y) in the case of the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00.

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

On April 4, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 2 and Waiver (“Amendment No. 2”) to the Term Loan B Credit Facility (as so amended, the “Amended Term Loan Facility”), with Bank of America, as administrative agent, collateral agent and additional term loan lender, and the other lenders party thereto to (i) reduce the interest rate margin on the outstanding term loans under the Amended Term Loan Facility such that OCIB may select an interest rate of (a) 4.00% above LIBOR for LIBO Rate Term Loans or (b) 3.00% above the base rate for base rate loans, (ii) decrease the minimum LIBO Rate from 1.25% to 1.00%, (iii) reset the prepayment premium of 101% on voluntary prepayments of the term loans under the Amended Term Loan Facility for twelve months after the closing of Amendment No. 2, and (iv) provide for delivery of financial information from the Partnership instead of OCIB, with reconciliation information to the financial information for OCIB.

Revolving Credit Agreement

On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a new $40 million revolving credit agreement (the “Revolving Credit Agreement”), with an initial aggregate borrowing capacity of up to $40 million, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Agreement on the last business day of each June and December. OCIB’s obligations under the Revolving Credit Agreement are guaranteed by the Partnership and certain of its future subsidiaries other than OCIB. All proceeds will be used by OCIB for working capital, capital expenditures and other general corporate purposes.

OCIB’s obligations under the Revolving Credit Agreement are secured by a first priority lien (which is pari passu with the first priority lien securing obligations under the Term Loan B Credit Facility) on substantially all of the tangible and intangible assets of OCIB and the Partnership. In addition, the Revolving Credit Agreement contains covenants and provisions that affect OCIB and the Partnership, including, among others, customary covenants and provisions:

•	prohibiting OCIB from incurring indebtedness under the Intercompany Revolving Facility Agreement, dated as of August 20, 2013, by and between OCIB, as borrower, and OCI Fertilizer, as lender, that exceeds $40 million minus the amount of indebtedness outstanding under the Revolving Credit Agreement;

•	limiting OCIB’s ability and that of the Partnership from creating or incurring specified liens on their respective properties (subject to customary exceptions);

•	limiting OCIB’s ability and that of the Partnership to make distributions and equity repurchases (which shall be permitted if no default exists and in the case of distributions and equity repurchases from a subsidiary to its parent); and

•	prohibiting consolidations, mergers and asset transfers by OCIB and the Partnership (subject to customary exceptions).

Under the Revolving Credit Agreement, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. OCIB must maintain a consolidated senior secured net leverage ratio not greater than 2.00 to 1.00 for each fiscal quarter ending prior to March 31, 2015, and not greater than 1.75 to 1.00 thereafter. Furthermore, OCIB may not permit the consolidated interest coverage ratio to be less than 5.00 to 1.00.

Outstanding principal amounts under the Revolving Credit Agreement bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB will pay (i) a closing fee to each lender of 0.25% of the stated principal amount of such lender’s revolving loan as compensation for the funding of such lender’s revolving loan and (ii) a commitment fee of 1.10% per annum on the unused portion of the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the new credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control and material litigation resulting in a final judgment against any borrower or subsidiary guarantor. Upon the occurrence and during the continuation of an event of default under the Revolving Credit Agreement, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against OCIB, the Partnership and the collateral as may be available to the lenders under the Revolving Credit Agreement and other loan documents.

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

We recorded maintenance capital expenditures of $0.9 million and $0 for the three-months ended March 31, 2014 and 2013, respectively. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately 40 days and cost approximately $24 million per turnaround. We will attempt to perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We plan to undertake a turnaround as part of our debottlenecking project that is expected to be completed in the fourth quarter of 2014, which will result in approximately 40 days of downtime at our facility. We expect that the next turnaround after the completion of the debottlenecking project will occur in 2018.

Our expansion capital expenditures totaled approximately $35.6 million and $1.8 million for the three-months ended March 31, 2014 and 2013, respectively, for expenditures related to our debottlenecking project and other budgeted capital projects. We currently estimate the total remaining cost of the debottlenecking project (including costs associated with a turnaround and environmental upgrades) will be approximately $90.0 million to $100.0 million in expansion capital expenditures. As of March 31, 2014, we had incurred approximately $77.8 million in expenditures related to our debottlenecking project, including costs associated with engineering fees and down payments on equipment.

Our estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facility. Our future capital expenditures will be approved by the board of directors of our general partner.

CASH FLOWS

Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.

The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Three-Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$41,636	$(15,824)
Investing activities	(23,298)	(6,481)
Financing activities	(11,033)	—
Net increase (decrease) in cash and cash equivalents	$7,305	$(22,305)

Operating Activities

Net cash provided by operating activities for the three-months ended March 31, 2014 was approximately $41.6 million. We had net income of approximately $29.0 million for the three-months ended March 31, 2014. During this period, we recorded depreciation expense of $5.7 million and amortization of debt issuance costs of $0.5 million. Inventories increased by $1.5 million during the three-months ended March 31, 2014 as the Partnership restored inventories to their normal levels, following planned inventory reductions at year-end to take advantage of certain market opportunities. Accounts payable and other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) increased by $1.1 million and $0.5 million, respectively, due to an increase in raw material prices and additional expenses incurred due to being a publicly traded partnership. Accounts payable – related party (excluding non-cash accruals of property, plant and equipment) increased by $1.4 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 5 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

Net cash provided by operating activities for the three-months ended March 31, 2013 was approximately $15.8 million. We had net income of $45.5 million for the three-months ended March 31, 2013. During this period, we recorded depreciation expense of $5.5 million and amortization of debt issuance costs of $0.8 million. Accounts receivable increased by approximately $27.4 million in the three-months ended March 31, 2013 due to an increase in revenue of $22.7 million from the fourth quarter of 2012 to the first quarter of 2013, based on increased production capacity from the completion of our methanol refurbishment. Accrued interest – related party decreased by $20.2 million during the three-months ended March 31, 2013 due to a $35 million related party interest payment made to OCI Fertilizer in March 2013, of which $24.6 million was applied to accrued interest – related party, leaving a balance of $10.4 million in prepaid interest – related party. Accounts payable and other payables, accruals, and current liabilities (excluding non-cash accruals of property, plant and equipment) decreased by $3.7 million and $3.4 million, respectively, due to the settlement of obligations to contractors who assisted with the refurbishment of our methanol unit. Accounts payable – related party decreased by $1.3 million due to a payment made to OCI Egypt in March 2013 for accrued management fees. Our obligation to pay management support fees to OCI Egypt was terminated after the completion of the IPO.

Investing Activities

Net cash used in investing activities was approximately $23.3 million and $6.5 million, respectively, for the three-months ended March 31, 2014 and 2013. The increase in net additions of property, plant, equipment and construction in progress of $16.8 million for the three-months ended March 31, 2014 compared to the three-months ended March 31, 2013 was primarily due to the commencement of the debottlenecking project.

Financing Activities

Net cash used in financing activities was approximately $11.0 million for the three-months ended March 31, 2014 compared to no net cash provided by financing activities for the three-months ended March 31, 2013. During the three-months ended March 31, 2014, we repaid borrowings of $1.0 million on the Term B Loans and remitted $10.0 million of the transferred trade receivables to OCI USA. Please read note 5 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at March 31, 2014:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term B-2 Loan – Principal Payments	398,000	4,000	8,000	8,000	378,000
Interest Payments on third party debt (1)	132,547	25,201	49,559	48,477	9,310
Interest Payments on related party debt	1,178	203	406	406	164
Hydrogen supply contract (2)	182,000	24,000	48,000	48,000	62,000
Natural gas supply contract (2)	10,786	10,786	—	—	—
Nitrogen supply contract (2)	56,668	6,869	13,738	13,738	22,324
Purchase commitments	11,676	11,676	—	—	—
Orascom E&C USA Inc. (3)	53,952	53,952	—	—	—

Total	846,807	136,687	119,703	118,621	471,798

(1)	Interest rate on floating rate debt is based on the rate of 6.25% for the Term Loan B Credit Facility.
(2)	Quantities of feedstock to be purchased are subject to change based on our current and expected production, market dynamics and market reports.
(3)	Please read Item 13—“Certain Relationships and Related Transactions, and Director Independence—Construction Agreement with Orascom E&C USA Inc.” in our Annual Report and note 5 to the unaudited condensed consolidated financial statements included in this report for additional information.

The following table lists our significant contractual obligations and their future payments on a pro forma basis at March 31, 2014, based on the repricing of the Term Loan B Credit Facility:

Contractual Obligations (Pro Forma)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term B-2 Loan – Principal Payments	398,000	4,000	8,000	8,000	378,000
Interest Payments on third party debt (1)	106,525	20,644	39,652	38,782	7,448
Interest Payments on related party debt	1,178	203	406	406	164
Hydrogen supply contract	182,000	24,000	48,000	48,000	62,000
Natural gas supply contract	10,786	10,786	—	—	—
Nitrogen supply contract	56,668	6,869	13,738	13,738	22,324
Purchase commitments	11,676	11,676	—	—	—
Orascom E&C USA Inc.	53,952	53,952	—	—	—

Total	820,785	132,130	109,796	108,926	469,936

(1)	Interest rate on floating rate debt is based on the rate of 5.00% for the Term Loan B Credit Facility, due to recent repricing. Please read note 6 to the unaudited condensed consolidated financial statements included in this report for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of Credit

As of March 31, 2014, the Partnership had an aggregate of $13.0 million in letters of credit outstanding which ensure the Partnership’s performance or payment to third parties relating to the purchase of natural gas. We have no other off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

None.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accuracy of estimates is based on the accuracy of information used. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of March 31, 2014, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 5.00% per annum or the alternate base rate plus 4.00%. If OCIB receives both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. Interest on borrowings under the Intercompany Revolving Facility will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-2 Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Under the terms of the Intercompany Term Facility, interest on the intercompany term loan will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-2 Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at March 31, 2014, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.4 million. Additionally, based upon the outstanding balances of our variable-interest rate debt at March 31, 2014, presented on a pro forma basis, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $3.9 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. We have supply agreements with Kinder Morgan and DCP Midstream to supply natural gas required for our production of methanol and ammonia. As of March 31, 2014, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $30.6 million.

In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of March 31, 2014, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $36.5 million, based on an annual methanol volume of 730,000 metric tons. As of March 31, 2014, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $13.3 million, based on an annual ammonia volume of 265,000 metric tons.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Exchange Act to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles and present fairly our financial results of operations. As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, during 2013, we identified a number of deficiencies, in the aggregate, that resulted in a material weakness in our internal control over financial reporting related to the design, implementation and effectiveness of our general information technology controls (“GITCs”) over financial reporting. In particular, these deficiencies related to the configuration set-up of the information technology system and related financial applications, segregation of duties, user access and change management controls that are intended to ensure that access to applications and data, and the ability to place program changes into production for such applications and data, are adequately restricted to appropriate internal personnel.

Management has taken steps to remediate the GITC deficiencies, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel. Management began to implement these remedial steps during the first quarter of 2014 and expects that these steps will be substantially implemented and tested by September 30, 2014. In accordance with our internal control compliance program, the material weakness is not considered remediated until the remediation processes have been operational for a sufficient period of time and successfully tested. Solely as a result of the material weakness in internal control over financial reporting relating to GITC deficiencies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, those rules generally require our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our Annual Report on Form 10-K for the year ended December 31, 2013, which was our first Annual Report on Form 10-K, did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm under a transition period established by SEC rules applicable to new public registrants. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. We are not required to comply with the independent registered public accounting firm attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in note 9 to the unaudited condensed financial statements, “Contingencies and Legal Proceedings,” included in Part I of this report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There has been no material changes to the risk factors described in our Annual Report except for the risk factors set forth below.

Future demand for methanol may be adversely affected by regulatory developments.

Some of our customers use methanol that we supply to manufacture formaldehyde, among other chemicals. Formaldehyde currently represents the largest single demand use for methanol in the United States. Formaldehyde, a component of resins used as wood adhesives and as a raw material for engineered plastics and a variety of other products, including elastomers, paints, building products, foams, polyurethane and automotive products, has been classified by the EPA as a likely carcinogen. Changes in environmental, health and safety laws, regulations or requirements relating to formaldehyde could impact methanol demand, which could indirectly have a material adverse effect on our business. In 2011, the NTP issued its 12th RoC which lists formaldehyde as “known to be a human carcinogen.” In December 2011, Congress directed NTP to refer its report on formaldehyde to the NAS for further review, but the current RoC could have an adverse effect on our customers regardless of the outcome from the NAS review. In addition, the EPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde based adhesives. In 2010, the FSCWPA became effective and required the EPA to promulgate regulations implementing the FSCWPA by January 1, 2013. On June 10, 2013, the EPA published a proposed rule that would implement the formaldehyde standards for composite wood and other products as required by the FSCWPA. EPA extended the comment period for this proposed rule until May 8, 2014. As proposed, the rule would establish a system where accredited third-party certifiers review and certify that composite wood products meet the applicable standards. It is possible that, if adopted as proposed, this rule may affect demand for methanol for formaldehyde production. It is also possible that additional regulatory requirements could be proposed or adopted that would affect our formaldehyde-producing customers. In addition, the EPA is evaluating non-cancer risks associated with exposure to methanol. As a result of these present and possible future regulatory initiatives, we cannot assure you that the demand for our methanol for use in formaldehyde production, and our results of operations and cash flows, will not be materially and adversely affected.

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

On May 21, 2013, the Texas Legislature passed H.B. 788 which is intended to streamline GHG permitting in Texas by directing the TCEQ to promulgate rules to be approved by the EPA that would replace EPA permitting of GHGs in Texas with TCEQ permitting. The bill was signed by the Governor of Texas on June 14, 2013 and is effective. TCEQ adopted regulations implementing H.B. 788 on March 26, 2014 that went into effect on April 17, 2014. We are evaluating the potential impact of these regulations on our business, but it is not anticipated that they will have a material adverse effect on our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350

3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350

3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098

3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2013	001-36098

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.1†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS+	XBRL Instance Document

101.SCH+	XBRL Schema Document

101.CAL+	XBRL Calculation Linkbase Document

101.LAB+	XBRL Labels Linkbase Document

101.PRE+	XBRL Presentation Linkbase Document

101.DEF+	XBRL Definition Linkbase Document

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: May 13, 2014	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)