Form 10-Q
period 2014-06-30
OCI Partners LP
filed 2014-08-12
CIK 1578932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-36098

OCI PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	90-0936556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mailing Address: P.O. Box 1647	Physical Address: 5470 N. Twin City Highway
Nederland, Texas 77627	Nederland, Texas 77627

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

As of June 30, 2014, the registrant had 80,500,000 common units outstanding.

OCI PARTNERS LP

Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	As of
	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$105,976	$182,977
Restricted cash	282	282
Accounts receivable	37,080	45,014
Inventories	9,343	3,986
Advances due from related parties	99	350
Other current assets and prepaid expenses	1,698	3,629

Total current assets	154,478	236,238
Property, plant, and equipment, net of accumulated depreciation of $44,940 and $33,584, respectively	423,777	361,007
Other non-current assets	12,524	7,135

Total assets	$590,779	$604,380

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$22,094	$19,430
Accounts payable—related party	25,818	30,097
Other payables and accruals	2,817	2,603
Current maturities of the term loan facility	3,980	4,000
Accrued interest	2,399	2,647
Accrued interest—related party	118	—
Other current liabilities	4,435	2,581

Total current liabilities	61,661	61,358
Term loan facility	389,260	390,876
Accrued interest—related party	—	17
Other non-current liabilities	959	758

Total liabilities	451,880	453,009

Partners’ capital:
Common unitholders—80,500,000 units issued and outstanding at June 30, 2014 and December 31, 2013	138,899	151,371
General partner’s interest	—	—

Total partners’ capital	138,899	151,371

Total liabilities and partners’ capital	$590,779	$604,380

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Operations

Three and Six-Month Periods Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2014	2013		2014	2013
Revenues	$113,447		$106,901	$213,026	$219,062
Cost of goods sold (exclusive of depreciation)	55,937		48,501	108,434	94,453
Depreciation expense	5,695		5,566	11,356	11,078
Selling, general and administrative expenses	6,238		8,348	12,529	16,446

Income from operations before interest expense, other income and income tax expense	45,577		44,486	80,707	97,085
Interest expense	4,710		4,424	10,537	6,683
Interest expense—related party	51		4,026	101	8,437
Other income	587		2	755	11

Income from operations before tax expense	41,403		36,038	70,824	81,976
Income tax expense	477		500	891	974

Net income	$40,926		$35,538	$69,933	$81,002

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.51	$		$0.87

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	80,500,000			80,500,000

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Member’s Capital and Partners’ Capital

Six-Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	Member’s Capital (deficit)	Retained Earnings	Total Member’s Capital	Common Units		Total Partners’ Capital
				Units	Amount
Balance, December 31, 2012	$4,000	$52,118	$56,118	—	$—	$—
Distributions	(260,000)	—	(260,000)
Net income	—	81,002	81,002	—	—	—

Balance June 30, 2013	$(256,000)	$133,120	$(122,880)	—	$—	$—

Balance, December 31, 2013	$—	$—	$—	80,500,000	$151,371	$151,371
Distributions	—	—	—	—	(82,405)	(82,405)
Net income	—	—	—	—	69,933	69,933

Balance, June 30, 2014	$—	$—	$—	80,500,000	$138,899	$138,899

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Six-Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	2014	2013
Cash flows from operating activities:
Net income	$69,933	$81,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,356	11,078
Amortization of debt issuance costs	1,242	2,006
Deferred income tax expense	201	—
Decrease (increase) in:
Accounts receivable	7,934	(8,787)
Inventories	(5,357)	(4,534)
Prepaid interest	—	(6,362)
Advances—related party	251	(4,456)
Other current assets and prepaid expenses	1,644	(378)
Increase (decrease) in:
Accounts payable	370	(2,190)
Accounts payable—related party	602	777
Other payables, accruals, and current liabilities	1,487	(3,668)
Accrued interest	(2,440)	208
Accrued interest—related party	101	(20,201)

Net cash provided by operating activities	87,324	44,495

Cash flows from investing activities:
Purchase of property, plant, and equipment	(56,441)	(8,804)

Net cash used in investing activities	(56,441)	(8,804)

Cash flows from financing activities:
Proceeds from borrowings	—	360,000
Repayment of debt	(1,995)	(125,000)
Debt issuance costs	(5,983)	(4,025)
Cash Distribution to Member	—	(260,000)
Remittance of cash to OCI USA for transferred trade receivables	(17,500)	—
Distribution to Unitholders	(82,405)	—

Net cash provided by (used in) financing activities	(107,883)	(29,025)

Net increase (decrease) in cash and cash equivalents	(77,000)	6,666
Cash and cash equivalents, beginning of period	182,977	41,708

Cash and cash equivalents, end of period	$105,976	$48,374

Supplemental cash disclosures:
Cash paid during the period for income taxes	$1,350	$900
Cash paid during the period for interest, net of amount capitalized	9,543	4,196
Cash paid during the period for interest, net of amount capitalized—related party	—	35,000
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$4,760	$2,865
Accruals of property, plant and equipment purchases—related party	13,079	1,884
Capitalized interest	2,192	—

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

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

We are currently the largest merchant methanol producer in the United States with a maximum annual methanol production capacity of approximately 730,000 metric tons and a maximum annual ammonia production capacity of approximately 265,000 metric tons. During the first quarter of 2014, we began construction on a debottlenecking project that includes a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project will increase our maximum annual methanol production capacity by 25% to approximately 912,500 metric tons and our maximum annual ammonia production capacity by 15% to approximately 305,000 metric tons. We expect that the debottlenecking project will be completed in the fourth quarter of 2014.

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

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of June 30, 2014, we have remitted $17,500 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $10,060 is recorded in accounts payable – related party on the unaudited condensed consolidated balance sheet as of June 30, 2014. We plan to remit the remaining balance of $10,060 to OCI USA for the transferred trade receivables after the debottlenecking project is complete.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2014. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of June 30, 2014, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period.

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

Note 2 — Recently Issued Accounting Standards not yet adopted

On May 28, 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 3 — Property, Plant and Equipment

	As of
	June 30, 2014	December 31, 2013
Land	$3,371	$3,371
Furniture and Fixtures	61	—
Plant and equipment	341,159	337,093
Vehicles	103	63
Construction in progress	124,023	54,064

	468,717	394,591
Less: accumulated depreciation	44,940	33,584

	$423,777	$361,007

Note 4 — Inventories

As of June 30, 2014 and December 31, 2013, the Partnership’s inventories consisted of finished goods produced from normal production, and the Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014	December 31, 2013
Ammonia	$1,978	$2,090
Methanol	7,365	1,896

Total	$9,343	$3,986

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 5 — Debt

(a) Debt – Related Party

On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility agreement with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Amended Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Amended Revolving Credit Agreement. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense – related party on the condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Amended Term Loan Facility (as defined below) and the Amended Revolving Credit Facility. As of June 30, 2014, OCIB has not drawn under the Intercompany Revolving Facility.

On September 15, 2013, three separate intercompany loan agreements between OCIB and OCI Fertilizer were replaced with a new intercompany term facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000, and a maturity date of January 20, 2020. Borrowings under the Intercompany Term Facility are subordinated to the Term Loans (as defined below) under the Term Loan B Credit Facility (as defined below). Prior to the completion of the IPO, borrowings under the Intercompany Term Facility accrued interest at an interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 9.25%. Upon the completion of the IPO, borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b) plus (ii) 0.25%.

On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 5(b)) to repay amounts owing under the Intercompany Term Facility and entered into Amendment No. 1 to the Intercompany Term Facility (the “Intercompany Term Amendment”). Under the terms of the Intercompany Term Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. As of June 30, 2014, OCIB has not drawn under the Intercompany Term Facility.

(b) Debt – Third Party

	June 30, 2014	Interest Rate	Interest Rate as of June 30, 2014	Maturity Date
Term Loan B Credit Facility	$397,005	4% + Adjusted LIBOR	5.00%	August 20, 2019
Less: Current Portion	3,980
Less: Debt Discount	3,765

Total Long-term Debt-External Party	$389,260

	December 31, 2013	Interest Rate	Interest Rate as of December 31, 2013	Maturity Date
Term Loan B Credit Facility	$399,000	5% + Adjusted LIBOR	6.25%	August 20, 2019
Less: Current Portion	4,000
Less: Debt Discount	4,124

Total Long-term Debt-External Party	$390,876

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Prior Credit Facility

On April 26, 2012, OCIB entered into a term loan facility agreement with a syndicate of lenders, including Credit Agricole Corporate and Investment Bank, as facility agent (the “Prior Credit Facility”), and borrowed $125,000 under the Prior Credit Facility. On April 30, 2012, OCIB utilized the borrowings under the Prior Credit Facility to repay in full all of $92,500 of debt outstanding and subsequently terminate its then-existing related party term loan and revolving loan. The Prior Credit Facility was repaid in full with the proceeds of the Bridge Term Loan Credit Facility discussed below.

Bridge Term Loan Credit Facility

On May 21, 2013, OCIB entered into a $360,000 senior secured term loan credit facility agreement with a group of lenders (the “Bridge Term Loan Credit Facility”). The Bridge Term Loan Credit Facility was comprised of a $125,000 Bridge Term B-1 Loan and $235,000 Bridge Term B-2 Loan. OCIB utilized $125,000 of the funds borrowed under the Bridge Term B-1 Loan to repay amounts owed under the Prior Credit Facility. Approximately $230,000 of proceeds from the Bridge Term B-2 Loan was distributed to OCI USA and approximately $4,025 of proceeds from the Bridge Term B-2 Loan was used to pay bank and legal fees associated with the Bridge Term Loan Credit Facility.

Term Loan B Credit Facility and Amendments Thereto

On August 20, 2013, OCIB entered into a $360,000 senior secured term loan facility agreement (the “Term Loan B Credit Facility”) with a syndicate of lenders, comprised of two tranches of term debt in the amounts of $125,000 (the “Term B-1 Loan”) and $235,000 (the “Term B-2 Loan” and together with the Term B-1 Loan, the “Term B Loans”), respectively. Upon entry into the Term Loan B Credit Facility, OCIB utilized the funds borrowed under the facility to repay amounts owing under the Bridge Term Loan Credit Facility, after which the Bridge Term Loan Credit Facility was terminated. Prior to the completion of the IPO, interest on the Term B Loans accrued, at OCIB’s option, at adjusted LIBOR plus 5.00% per annum or the alternate base rate plus 4.00%. After the completion of the IPO, if OCIB has received both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. Pursuant to the terms of the Term Loan B Credit Facility, upon the completion of the IPO, the Partnership utilized proceeds of approximately $126,085 received from the IPO to repay in full outstanding borrowings under the Term B-1 Loan of approximately $125,000 and $1,085 of accrued interest, leaving only the Term B-2 Loan outstanding.

On November 27, 2013, OCIB entered into Amendment No. 1 to the Term Loan B Credit Facility (the “Term Loan Amendment No. 1”). Under the terms of Term Loan Amendment No. 1, OCIB may add one or more incremental term loan facilities in an aggregate principal amount equal to the sum of $100,000 and such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00. On November 27, 2013, OCIB entered into an incremental $165,000 term B-2 loan (the “Incremental Term Loan”) under the Term Loan B Credit Facility (collectively with the existing Term B-2 Loan, the “Term B-2 Loans”). OCIB utilized the proceeds of the Incremental Term Loan to repay amounts owing under the Intercompany Term Facility (see note 5(a)).

On April 4, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 2 and Waiver (“Term Loan Amendment No. 2”) to the Term Loan B Credit Facility, with Bank of America, as administrative agent, collateral agent and additional term loan lender, and the other lenders party thereto. Pursuant to the terms of Term Loan Amendment No. 2, OCIB refinanced the Term B-2 Loans through the cashless repayment of the Term B-2 Loans and the simultaneous incurrence of a new tranche of loans (the “Term B-3 Loans”). The Term B-3 Loans have terms and provisions identical to the Term B-2 Loans, except as specifically modified by Term Loan Amendment No. 2. Term Loan Amendment No. 2 (i) reduced the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 4.00% above LIBOR for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.00% above the base rate for base rate loans, (ii) decreased the minimum LIBO Rate (as defined in the Term Loan B Credit Facility) from 1.25% to 1.00%, (iii) reset the prepayment premium of 101% on voluntary prepayments of the Term B-3 Loans for twelve months after the closing of Term Loan Amendment No. 2, and (iv) provided for delivery of financial information from the Partnership instead of OCIB, with reconciliation information to the financial information for OCIB.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

The Term B-3 Loans, as well as related fees and expenses, are unconditionally guaranteed by OCI USA, the Partnership and certain of its future subsidiaries other than OCIB. The Term B-3 Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B-3 Loans, and related fees and expenses, are secured by a first priority lien on substantially all of OCIB’s and the Partnership’s assets (OCI USA does not provide any security with its guarantee; upon completion of the IPO, all security provided by OCI USA was released, and the Partnership entered into an all-assets pledge, including its ownership interest in OCIB).

On June 13, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 3 (“Term Loan Amendment No. 3”) to the Term Loan B Credit Facility (as amended by Term Loan Amendment No. 1, Term Loan Amendment No. 2 and Term Loan Amendment No. 3, the “Amended Term Loan Facility”) with Bank of America, as administrative agent. Term Loan Amendment No. 3 (i) amended Section 10.01(ii) by adding that the liens permitted by such section cannot be for debt that is overdue, (ii) revised the intercompany subordination agreement entered into in connection with Term Loan B Credit Facility to clarify that intercompany debt will be subordinate to the obligations owed to counterparties under hedge agreements that are secured pursuant to the terms of the Amended Term Loan Facility and (iii) made certain technical changes to certain defined terms.

The Amended Term Loan Facility contains customary covenants and conditions. Upon the occurrence of certain events of default under the Amended Term Loan Facility OCIB’s obligations under the Amended Term Loan Facility may be accelerated. In addition, OCIB may not permit, on the last day of any fiscal quarter, beginning December 31, 2013 (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to March 31, 2015, 2.00 to 1.00 and (y) in the case of the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The Term B-3 Loans are subject to mandatory quarterly repayments equal to 0.25% of all Term B-3 Loans outstanding on the Term Loan Amendment No. 2 effective date. The Amended Term Loan Facility contains various restrictive, nonfinancial covenants, which include, among others, reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. The Amended Term Loan Facility contains financial covenants related to maintaining maximum leverage ratios and a minimum interest coverage ratio, in each case, on a quarterly basis. As of June 30, 2014, the Partnership was in compliance with all these covenants.

Scheduled maturities with respect to the Amended Term Loan Facility are as follows:

Fiscal Year
2014	$1,990
2015	3,980
2016	3,980
2017	3,980
2018	3,980
Thereafter	379,095

Total	$397,005

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Revolving Credit Facility and Amendments Thereto

On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a new $40,000 revolving credit facility agreement (the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000, including a $20,000 sublimit for letters of credit. On June 13, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 1 (“Revolving Credit Amendment No. 1”) to the Revolving Credit Facility (as amended by Revolving Credit Amendment No. 1, the “Amended Revolving Credit Facility”) with Bank of America, as administrative agent. Revolving Credit Amendment No. 1 (i) amended Section 10.01(ii) by adding that the liens permitted by such section cannot be for debt that is overdue, (ii) amended Section 10.01(xiv) to clarify that such sub-section permits the granting of liens in connection with hedge agreements permitted under the terms of the Amended Revolving Credit Facility, (iii) revised the intercompany subordination agreement entered into in connection with the Revolving Credit Facility to clarify that intercompany debt will be subordinate to the obligations owed to counterparties under hedge agreements that are secured pursuant to the terms of the Amended Revolving Credit Facility and (iv) made certain technical changes to certain defined terms.

The Amended Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Amended Revolving Credit Facility on the last business day of each June and December. OCIB’s obligations under the Amended Revolving Credit Facility are guaranteed by the Partnership and certain of its future subsidiaries other than OCIB. All proceeds will be used by OCIB for working capital, capital expenditures and other general corporate purposes.

OCIB’s obligations under the Amended Revolving Credit Facility are secured by a first priority lien (which is pari passu with the first priority lien securing obligations under the Amended Term Loan Facility) on substantially all of the tangible and intangible assets of OCIB and the Partnership. In addition, the Amended Revolving Credit Facility contains covenants and provisions that affect OCIB and the Partnership, including, among others, customary covenants and provisions:

•	prohibiting OCIB from incurring indebtedness under the Intercompany Revolving Facility Agreement, dated as of August 20, 2013, by and between OCIB, as borrower, and OCI Fertilizer, as lender, that exceeds $40,000 minus the amount of indebtedness outstanding under the Amended Revolving Credit Facility

•	limiting OCIB’s ability and that of the Partnership from creating or incurring specified liens on their respective properties (subject to customary exceptions);

•	limiting OCIB’s ability and that of the Partnership to make distributions and equity repurchases (which shall be permitted if no default exists and in the case of distributions and equity repurchases from a subsidiary to its parent); and

•	prohibiting consolidations, mergers and asset transfers by OCIB and the Partnership (subject to customary exceptions).

Under the Amended Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. OCIB must maintain a consolidated senior secured net leverage ratio not greater than 2.00 to 1.00 for each fiscal quarter ending prior to March 31, 2015, and not greater than 1.75 to 1.00 thereafter. Furthermore, OCIB may not permit the consolidated interest coverage ratio to be less than 5.00 to 1.00.

Outstanding principal amounts under the Amended Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB pays a commitment fee of 1.10% per annum on the unused portion of the Amended Revolving Credit Facility.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

The Amended Revolving Credit Facility contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the new credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control and material litigation resulting in a final judgment against any borrower or subsidiary guarantor. Upon the occurrence and during the continuation of an event of default under the Amended Revolving Credit Facility, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against OCIB, the Partnership and the collateral as may be available to the lenders under the Amended Revolving Credit Facility and other loan documents.

(c) Debt Issuance Costs

Prior Credit Facility

OCIB incurred $3,000 of debt issuance costs related to the Prior Credit Facility during April 2012. The debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Prior Credit Facility. OCIB amortized debt issuance costs related to the Prior Credit Facility of $0 and $0 during the three and six-month periods ended June 30, 2014, respectively, compared to $250 and $1,000 during the three and six-month periods ended June 30, 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Bridge Term Loan Credit Facility

The Bridge Term Loan Credit Facility included $4,025 of debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Bridge Term Loan Credit Facility. OCIB recorded the debt issuance costs in other long-term assets in the accompanying unaudited condensed consolidated balance sheets and was amortizing them over the term of the Bridge Term Loan Credit Facility using the straight-line method. OCIB amortized debt issuance costs related to the Bridge Term Loan Credit Facility of $0 and $0 during the three and six-month periods ended June 30, 2014, respectively, and $1,006 and $1,006 during the three and six-month periods ended June 30, 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations. These debt issuance costs were written off in connection with the repayment of the Bridge Term B-1 Loan and Bridge Term B-2 Loan on August 20, 2013, resulting in a loss on extinguishment of debt in the three-month period ended September 30, 2013 of $2,493.

Term Loan B Credit Facility and Amendments Thereto

The Term Loan B Credit Facility included a 1.5% debt discount of $5,400 that was withheld from the proceeds of the loans, a 1.5% arranger fee of $5,400, as well as $2,500 of associated legal and structuring fees. OCIB recorded the debt discount as a reduction of long-term debt, and the arranger fees and legal and structuring fees in other long-term assets in the accompanying unaudited condensed consolidated balance sheet. Upon the completion of our IPO, the Partnership repaid in full all amounts outstanding under the Term B-1 Loan, and wrote off the debt discount and debt issue costs that were deferred relating the Term B-1 Loan, resulting in a loss on extinguishment of debt in the three-months ended December 31, 2013 of $4,498.

The Incremental Term Loan included a 0.5% debt discount of $825 that was withheld from the loan proceeds, a 0.75% arranger fee of $1,237, as well as $295 of associated legal and structuring fees. OCIB and OCI Fertilizer agreed to reduce the amount owing under the Intercompany Term Facility by a total of $2,562, $2,172 of which was comprised of debt discount, arranger fee and a portion of the associated legal and structuring fees, and the remaining $390 represented the amount of prepaid interest – related party. OCIB recorded the debt discount as a reduction of long-term debt, and the arranger fees and the legal and structuring fees in other long-term assets in the accompanying unaudited condensed consolidated balance sheet. OCIB recorded the reduction of the amount owing under the Intercompany Term Facility as a contribution of partners’ capital.

The Amended Term Loan Facility included a 1.0% soft-call fee of $3,980, a 0.25% arranger fee of $995, as well as $25 of other fees and expenses. OCIB recorded the soft-call fee, arranger fee and other fees and expenses in other long-term assets as a deferred financing cost.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

All debt discount and debt issuance costs are being amortized over the term of the Amended Term Loan Facility using the effective-interest method. The amortization of the debt issuance costs related to the Amended Term Loan Facility was $659 and $1,128 during the three and six-month periods ended June 30, 2014, respectively, and $0 and $0 during the three and six-month periods ended June 30, 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying condensed consolidated statements of operations.

Revolving Credit Facility and Amendments Thereto

The Revolving Credit Facility included $539 of debt issuance costs related to closing fees, legal, and other professional fees directly associated with entering into the Revolving Credit Facility. OCIB recorded the debt issuance costs in other long-term assets in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the straight-line method. OCIB amortized debt issuance costs related to the Revolving Credit Facility of $114 and $114 during the three and six-month periods ended June 30, 2014, respectively, and $0 and $0 during the three and six-month periods ended June 30, 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

Note 6 — Related Party Transactions

The partnership has maintained and been involved with certain arrangements and transactions with OCI and its affiliates. The material effects of such arrangements and transactions are reported in the accompanying unaudited condensed consolidated financial statements as related party transactions. The Partnership’s IPO on October 9, 2013 and associated contribution by OCI USA of its interests in OCIB gave rise to certain transfers, contributions, and capital distributions described in note 1. In addition, the Partnership entered into certain new contractual arrangements with related parties in connection with the IPO, such as the Omnibus Agreement and other agreements discussed below.

The following table represents the effect of related party transactions of the consolidated results of operations for the three and six-month periods ended June 30, 2014 and 2013:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold (exclusive of depreciation)	$2,778	$—	$5,694	$—
Selling, general and administrative expenses (1)	1,313	2,648	3,640	5,321
Interest expense	51	4,026	101	8,437

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
OCI GP LLC	$587	$—	$2,412	$—
OCI Nitrogen B.V.	88	510	154	897
OCI Personnel B.V.	387	—	581	—
Contrack International Inc.	251	—	493	—
OCI Fertilizer	—	—	—	43
Orascom Construction Industries (“OCI Egypt”)	—	2,138	—	4,381
Total selling, general and administrative expenses—related party	1,313	2,648	3,640	5,321

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

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

During the three and six-month periods ended June 30, 2014, costs totaling $3,365 and $8,106, respectively, were incurred under this contract and payable to OCI GP LLC in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Of this amount, $2,778 and $5,694 were included in cost of goods sold (exclusive of depreciation) for the wages directly attributable to revenue-producing operations during the three and six-month periods ended June 30, 2014, respectively. No amounts were incurred under this contract during the three and six-month periods ended June 30, 2013. Accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $2,031 and $1,776 as of June 30, 2014 and December 31, 2013, respectively.

The Partnership recorded amounts due to (i) OCI Nitrogen B.V. (“OCI Nitrogen”), an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V. (“OCI Personnel”), an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc. (“Contrack”), an indirect, wholly-owned subsidiary of OCI, and (iv) OCI Fertilizer, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $726 and $1,228 during the three and six-months ended June 30, 2014, respectively, compared to $510 and $940 during the three and six-months ended June 30, 2013, respectively. Accounts payable – related party include amounts incurred but unpaid to the aforementioned parties of $647 and $301 as of June 30, 2014 and December 31, 2013, respectively.

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

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Distributions and Payments to OCI USA and Its Affiliates

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In May 2013, OCIB distributed $30,000 of cash and $230,000 of proceeds from the Bridge Term B-2 Loan to OCI USA as a capital distribution. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of June 30, 2014, we have remitted $17,500 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $10,060 is recorded in accounts payable – related party on the unaudited condensed consolidated balance sheet as of June 30, 2014. We plan to remit the remaining balance of $10,060 to OCI USA for the transferred trade receivables after the debottlenecking project is complete.

Intercompany Revolving Facility and Intercompany Term Facility

As indicated above in note 5(a), OCIB had related party debt during the three and six-month periods ended June 30, 2014 and 2013 and had recorded interest expense of $51 and $101 during in the three and six-month periods ended June 30, 2014, respectively, compared to $4,026 and $8,437 during in the three and six-month periods ended June 30, 2013, respectively.

Construction Agreement with Orascom E&C USA Inc.

In March 2013, OCIB entered into a technical service agreement with OCI Construction Limited (“OCICL”), an indirect wholly-owned subsidiary of OCI N.V., for OCICL’s provision of management and construction services relating to the debottlenecking of OCIB’s methanol and ammonia production units (the “Technical Service Agreement”). OCIB incurred $0 and $0 during the three and six-month periods ended June 30, 2014, respectively, compared to $1,125 and $1,125 during the three and six-months ended June 30, 2013, respectively, of OCICL fees for the provision of management and construction services. In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc., an indirect wholly-owned subsidiary of OCI N.V., pursuant to which Orascom E&C USA Inc. will undertake the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, the Technical Service Agreement was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C USA Inc. will be paid on a cost-reimbursable basis, plus a fixed fee that will equal 9% of the costs of the project, excluding any discounts. The contract allocates customary responsibilities to OCIB and Orascom E&C USA Inc. The agreement does not provide for the imposition of liquidated or consequential damages. Costs (including the fixed fee) were incurred under the Construction Contract in the amount of $18,611 and $42,168 during the three and six-month periods ended June 30, 2014, respectively, compared to $1,884 and $1,884 during the three and six-month periods ended June 30, 2013, respectively.

Other Transactions with Related Parties

Equity Commitment Agreement

On November 27, 2013, the Partnership entered into a new intercompany equity commitment agreement with OCI USA (the “Intercompany Equity Commitment”). Under the terms of the Intercompany Equity Commitment, OCI USA shall make an equity contribution not to exceed $100,000 to the Partnership if (a) prior to the completion of the debottlenecking project in 2014, the Partnership or OCIB have liquidity needs for working capital or other needs and the restrictions under the Amended Term Loan Facility or any other debt instrument prohibit the Partnership or OCIB from incurring sufficient additional debt to fund such liquidity needs; or (b) OCIB fails to comply with any of the financial covenants as of the last day of any fiscal quarter. During the six-month period ended June 30, 2014, no equity contributions were received under this contract.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Guarantee of Amended Term Loan Facility and Amended Revolving Credit Facility

The term loans under the Amended Term Loan Facility and related fees and expenses are unconditionally guaranteed by OCIP and OCI USA and are each secured by pari passu senior secured liens on substantially all of OCIB’s and OCIP’s assets, as well as the assets of certain future subsidiaries of OCIP (OCI USA does not provide any security in connection with its guarantee). The revolving loans and letters of credit under the Amended Revolving Credit Facility (see note 5) and related fees and expenses, are unconditionally guaranteed by OCIP and are secured by pari passu senior secured liens on substantially all of OCIB’s and OCIP’s assets, as well as the assets of certain future subsidiaries of OCIP.

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

Management Support Fees

During the three and six-month periods ended June 30, 2013, OCIB had related-party transactions with Orascom Construction Industries (“OCI Egypt”) in the amount of $2,138 and $4,381, respectively, related to management support fees, which are recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As indicated above, on October 9, 2013, in connection with the closing of the IPO, the Partnership entered into the Omnibus Agreement that, among other things, addresses certain aspects of the Partnership’s relationship with OCI and OCI USA, including the provision by OCI USA to the Partnership of certain services, including selling, general and administrative services and management and operating services relating to operating the Partnership’s business. Our obligation to pay management support fees to OCI Egypt was terminated after the completion of the IPO.

Note 7 — Significant Customers

During the three and six-month periods ended June 30, 2014 and 2013, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended June 30, 2014	Six-Months Ended June 30, 2014
Methanex	33%	34%
Koch (1)	25%	27%
Rentech	14%	13%
Trammo, Inc. (f/k/a Transammonia, Inc.)	10%	9%
Lucite International	10%	7%

Customer name	Three-Months Ended June 30, 2013	Six-Months Ended June 30, 2013
Methanex	33%	34%
Koch (1)	26%	24%
Rentech	13%	16%
Trammo, Inc. (f/k/a Transammonia, Inc.)	15%	15%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen, LLC and Koch Methanol, LLC.

The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 8 — Earnings per Limited Partner Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Three-Months Ended June 30, 2014	Six-Months Ended June 30, 2014
Net income	$40,926	$69,933
Basic and diluted weighted average number of limited partner units outstanding	80,500,000	80,500,000

Basic and diluted net income per limited partner unit	$0.51	$0.87

Note 9 — Commitments, Contingencies and Legal Proceedings

In the ordinary course of business, we may be involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. We may not be able to predict the timing or outcome of these or future claims and proceedings with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our financial condition, results of operations or cash flows. Currently, we are not party to any legal proceedings that, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.

During July and August 2013, the Partnership experienced 13 days of unplanned downtime as the Partnership took its methanol unit offline to repair its syngas machine, including replacing a rotor and installing new bearings. The Partnership’s claim for losses associated with this unplanned downtime was approximately $11,300 with a net recovery of approximately $6,400 (after incurring a deductible of approximately $4,900). The Partnership received insurance proceeds of $5,085 in connection with this insurance claim during the fourth quarter of 2013, and the effect of the receipt of these insurance proceeds was included in other income (expense) in the Partnership’s Consolidated Statement of Operations for the year ended December 31, 2013. On April 15, 2014, the Partnership reached a final settlement under this insurance claim, whereby the insurance provider agreed and paid a final installment of $600, and the effect of the receipt of these insurance proceeds is presented in other income (expense) in the accompanying unaudited condensed consolidated statement of operations.

The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three and six-month periods ended June 30, 2014 and 2013.

Note 10 — Fair Value

The Company’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of June 30, 2014. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of June 30, 2014 and December 31, 2013.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 11 — Distributions

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit (1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2013 (2)	N/A	N/A	N/A	N/A
Second Quarter, ended June 30, 2013 (2)	N/A	N/A	N/A	N/A
Third Quarter, ended September 30, 2013 (2)	N/A	N/A	N/A	N/A
Fourth Quarter, ended December 31, 2013 (from October 9, 2013) (3)	$0.61367	$49,400	March 31, 2014	April 7, 2014
First Quarter, ended March 31, 2014	$0.41	$33,005	May 22, 2014	May 29, 2014
Second Quarter, ended June 30, 2014	$0.48	$38,640	August 22, 2014	August 28, 2014

(1)	Cash distributions for a quarter are declared and paid in the following quarter.
(2)	Our common units did not commence trading on the NYSE until October 4, 2013, and consequently, no distributions were declared or paid for any periods prior to this date.
(3)	The distribution paid for the fourth quarter of 2013 represents our quarterly distribution prorated for the period beginning immediately after the date of the closing of our IPO, October 9, 2013, and ending on December 31, 2013.

Note 12 — Subsequent Events

On August 8, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period April 1, 2014 through and including June 30, 2014 of $0.48 per unit, or approximately $38,640 in the aggregate. The cash distribution will be paid on August 28, 2014 to unitholders of record at the close of business on August 22, 2014.

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

OVERVIEW

We are a Delaware limited partnership formed in February 2013 to own and operate a recently upgraded, integrated methanol and ammonia production facility that is strategically located on the Texas Gulf Coast near Beaumont. On October 9, 2013, we completed our initial public offering (“IPO”) of 17,500,000 common units at a price to the public of $18.00 per common unit and issued 60,375,000 common units to OCI USA, Inc. (“OCI USA”). On November 4, 2013, in connection with the expiration of the underwriters’ over-allotment option period, we issued an additional 2,625,000 common units to OCI USA pursuant to the terms of the underwriting agreement and Contribution Agreement entered into in connection with the IPO.

We are currently the largest merchant methanol producer in the United States with a maximum annual methanol production capacity of approximately 730,000 metric tons and a maximum annual ammonia production capacity of approximately 265,000 metric tons. During the first quarter of 2014, we began construction on a debottlenecking project that will increase our maximum annual methanol production capacity by 25% to approximately 912,500 metric tons and our maximum annual ammonia production capacity by 15% to approximately 305,000 metric tons. We expect that the debottlenecking project will be completed in the fourth quarter of 2014.

Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately two-thirds of global methanol demand in 2013 being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, such as plywood, particle board and laminates, for resins to treat paper and plastic products, and also in paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Methanol is also used outside of the United States as a direct fuel for automobile engines, as a fuel blended with gasoline and as an octane booster in reformulated gasoline. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.

Our Debottlenecking Project

We intend to expand our existing methanol and ammonia production capacity and expect to incur significant costs and expenses for the construction and development of the project. We expect that the debottlenecking project will be completed in the fourth quarter of 2014 and currently estimate the cash expenditures to complete the project have increased by approximately $50.0 million to $60.0 million, to a total of $220.0 million to $230.0 million (including costs associated with a turnaround and environmental upgrades). The increase in our forecasted remaining cost to complete the debottlenecking project is due to additional piping and structural steel quantities needed to complete the project, as well as, an increase in labor and crane costs. In addition, management has decided to increase the scope of the turnaround project and replace additional refractories, which are heat-resistant materials that constitute the linings for high-temperature furnaces and reactors, during the upcoming planned downtime. We expect that we will shut down our facility for approximately 48 days for the methanol production unit and 28 days for the ammonia production unit, in the fourth quarter of 2014 in order to complete our debottlenecking project (including completion of the associated turnaround and environmental upgrades). As of June 30, 2014, we had incurred approximately $106.0 million in expenditures related to the project, as shown in the table below. In addition, we received our Texas Commission on Environmental Quality (the “TCEQ”) permit on July 22, 2014, and our U.S. Environmental Protection Agency (the “EPA”) permit on August 1, 2014, which constitutes an important milestone in the overall progress of the project. We expect our depreciation expense will increase from the additional assets placed into service from our debottlenecking project. To the extent that we successfully complete our debottlenecking project, we expect that our production and sales volumes will be greater, and our raw material costs per unit will be lower in subsequent periods than in prior periods. As a result, our results of operations for periods prior to, during and after the completion of our debottlenecking project may not be comparable.

Below is a summary of the debottlenecking project costs incurred as of June 30, 2014:

Debottlenecking Project Costs As of June 30, 2014
(in millions)
Project Expenditures paid as of June 30, 2014	$89.4
Accrued Project Expenditures	14.0
Capitalized Interest	2.6

Total	$106.0

Key Industry Factors

Supply and Demand

Revenues and cash flow from operations are significantly affected by methanol and ammonia prices. The price at which we ultimately sell our methanol and ammonia depends on numerous factors, including the global supply and demand for methanol and ammonia.

Methanol. The primary use of methanol is to make other chemicals, with approximately two-thirds of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, such as plywood, particle board and laminates, resins to treat paper and plastic products, paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting.

Energy-related applications consume the remaining one-third of global methanol demand. Over the last few years, high oil prices have driven strong demand for methanol in energy applications such as gasoline blending and as a feedstock in the production of dimethyl ether (“DME”) and Methyl tertiary-butyl ether (“MTBE”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States, but outside of the United States, methanol is used as a direct fuel for automobile engines, as a fuel blended with gasoline and as an octane booster in reformulated gasoline.

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

The methanol industry experienced a wave of global plant closures between 1998-2007 due to high natural gas prices as well as generally weaker demand for chemicals. During this period, numerous U.S. methanol facilities were shut down or relocated to other countries, resulting in the inability of current U.S. production capacity to meet current U.S. methanol demand. However, a long period of stable and low natural gas prices in the United States has made it economical for companies to upgrade existing plants and initiate construction of new methanol and nitrogen projects. For example, Methanex Corporation (“Methanex”), LyondellBasell Industries B.V. (“LyondellBasell”), Celanese Corporation (“Celanese”), Valero Energy Corporation (“Valero”) and OCI N.V. (“OCI”) have each announced plans to relocate, restart or construct methanol plants in the U.S. Gulf Coast region over the next few years, which will increase overall U.S. production capacity and the availability of methanol supply.

Ammonia. The fertilizer industry is the major end-user of ammonia, with approximately four-fifths used for the production of various fertilizers or, to a much lesser extent, for direct application into the ground. Ammonia is also used to produce various industrial products including blasting/mining compounds (ammonium nitrate); fibers and plastics (acrylonitrile, caprolactam and other nylon intermediates, isocyanates and other urethane intermediates, amino resins); and NOx emission reducing agents (ammonia, urea) among others. While these non-fertilizer applications only account for approximately one-fifth of global ammonia demand, this sector plays a much more significant role in demand for imported ammonia, accounting for more than one-third of global trade in ammonia.

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

While the ammonia industry experienced a massive wave of plant closures in the late 1990s and early 2000s due to high natural gas prices that ultimately led to higher imports into the United States of ammonia and nitrogen fertilizers, current market trends have led to significant expansion, and, plans are now in place to build as much, if not more, new ammonia capacity in the United States than was previously lost. These factors can impact, among other things, the level of product in the market, resulting in price volatility and a reduction in product margins.

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

For the three-months ended June 30, 2014, natural gas feedstock costs represented approximately 68.0% of our total cost of goods sold (exclusive of depreciation), as compared to 67.8% during the three-months ended June 30, 2013. During the three-months ended June 30, 2014, we spent approximately $38.1 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $4.66, as compared to approximately $32.9 million on natural gas feedstock supplies and an average cost per MMBtu of approximately $4.20 during the three-months ended June 30, 2013.

For the six-months ended June 30, 2014, natural gas feedstock costs represented approximately 66.7% of our total cost of goods sold (exclusive of depreciation), as compared to 63.5% during the six-months ended June 30, 2013. During the six-months ended June 30, 2014, we spent approximately $72.3 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $4.85, as compared to approximately $60.0 million on natural gas feedstock supplies and an average cost per MMBtu of approximately $3.83 during the six-months ended June 30, 2013.

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

Key Operational Factors

Product Sales Contracts

We are party to methanol sales contracts with Methanex, Koch, ExxonMobil, Arkema and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the six-months ended June 30, 2014, methanol sales contracts with Methanex and Koch Methanol, LLC accounted for approximately 34.2% and 22.3%, respectively, of our total revenues.

We are party to ammonia sales contracts with Rentech, Transammonia, Lucite, and DuPont. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the six-months ended June 30, 2014, ammonia sales contracts with Rentech accounted for approximately 12.7% of our total revenues.

During the six-months ended June 30, 2014, we delivered approximately 49.4% of our total sales by barge, 49.6% of our total sales by pipeline, and approximately 1.0% of our total sales through our methanol truck loading facility.

Facility Reliability

Consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Unplanned downtime at our facility may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. We acquired our facility (which had been idled by the previous owners since 2004) in May 2011, commenced an upgrade that was completed in July 2012 and began operating our facility at full capacity in the fourth quarter of 2012. Our newly renovated facility began ammonia production in December 2011 and began methanol production in July 2012, with revenues first generated from ammonia sales in the first quarter of 2012 and from methanol sales in the third quarter of 2012.

During the three-month period ended June 30, 2014, our methanol and ammonia production units were both in operation for 91 days, as compared to 90 and 82 days, respectively, during the three-month period ended June 30, 2013. During the six-month period ended June 30, 2014, our methanol and ammonia production units were in operation for 167 days and 164 days, respectively, as compared to 180 and 165 days, respectively during the six-month period ended June 30, 2013. There was a period of unplanned downtime early in the first quarter of 2014, as a result of an electrical power outage. Management utilized this downtime to execute repairs on other equipment.

We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately 40 days and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We plan to undertake a turnaround as part of our debottlenecking project that is expected to be completed in the fourth quarter of 2014, which will result in approximately 48 days of downtime in the methanol production unit and 28 days of downtime in the ammonia production unit. We expect that the next turnaround after the completion of the debottlenecking project will occur in 2018.

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

Capacity Utilization

The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is 726 metric tons per day for our ammonia production unit and 2,000 metric tons per day for our methanol production unit. Maintaining consistent and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime.

We produced approximately 73,643 metric tons of ammonia and approximately 178,048 metric tons of methanol during the three-months ended June 30, 2014, representing capacity utilization rates of 112% and 98% for the ammonia and methanol production units, respectively, as compared to production of approximately 64,411 metric tons of ammonia and 171,920 metric tons of methanol during the three-months ended June 30, 2013, representing capacity utilization rates of 97% and 94% for the ammonia and methanol production units, respectively.

We produced approximately 128,839 metric tons of ammonia and approximately 325,133 metric tons of methanol during the six-months ended June 30, 2014, representing capacity utilization rates of 98% and 90% for the ammonia and methanol production units, respectively, as compared to production of approximately 128,902 metric tons of ammonia and 347,443 metric tons of methanol during the six-months ended June 30, 2013, representing capacity utilization rates of 98% and 96% for the ammonia and methanol production units, respectively. Our capacity utilization rate for the six-months ended June 30, 2014 was lower than the capacity utilization rate for the six-months ended June 30, 2013 due to the unplanned downtime experienced in the first quarter of 2014.

EBITDA

EBITDA is defined as net income plus (i) interest expense and other financing costs (ii) income tax expense, and (iii) depreciation expense. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded partnerships, without regard to financing methods and capital structure.

EBITDA should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, EBITDA presented by other companies may not be comparable to our presentation because each company may define EBITDA differently.

Cost of Goods Sold (exclusive of depreciation)

Our cost of goods sold (exclusive of depreciation) consists of costs related to the production of methanol and ammonia. Raw material purchases, such as natural gas and hydrogen, represent the largest component of our total cost of goods sold (exclusive of depreciation). For the three and six-months ended June 30, 2014, natural gas feedstock costs represented approximately 68.0% and 66.7%, respectively, of our total cost of goods sold (exclusive of depreciation) compared to approximately 67.6% and 63.5% during the three and six-months ended June 30, 2013, respectively. Our remaining cost of goods sold (exclusive of depreciation) typically consists of purchases of hydrogen and nitrogen feedstock, as well as monthly fixed charges related to labor, maintenance and utilities expenditures.

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and six-months ended June 30, 2014 and 2013. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$40,926	$35,538	$69,933	$81,002
Add:
Interest expense	4,710	4,424	10,537	6,683
Interest expense—related party	51	4,026	101	8,437
Depreciation expense	5,695	5,566	11,356	11,078
Income tax expense	477	500	891	974

EBITDA	$51,859	$50,054	$92,818	$108,174

	Production (in tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For Three-Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Ammonia	73,643	64,411	112%	97%	$4.39	$3.83
Methanol	178,048	171,920	98%	94%	$4.39	$3.83

	For Six-Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Ammonia	128,839	128,902	98%	98%	$4.39	$3.83
Methanol	325,133	347,443	90%	96%	$4.39	$3.83

(1)	Calculated by total production volumes for a production unit for a given period, divided by the production capacity of that production unit
(2)	Price of natural gas ($ per MMBtu) per Henry Hub at the market close of June 30, 2014 and June 30, 2013, respectively.

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2013:

Revenues

	For the Three-Months Ended June 30,
	2014	2013
	(in thousands)
Total revenues	$113,447	$106,901

	For the Three-Months Ended June 30, 2014		For the Three-Months Ended June 30, 2013
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	73.2	$37,439	55.7	$31,740
Methanol	161.6	75,967	169.5	75,161
Other	—	41	—	—

Total	234.8	$113,447	225.2	$106,901

Our total revenues were approximately $113.4 million for the three-months ended June 30, 2014 compared to approximately $106.9 million for the three-months ended June 30, 2013. Our methanol revenues were approximately $76.0 million for the three-months ended June 30, 2014 compared to approximately $75.2 million for the three-months ended June 30, 2013, representing a 1.1% increase. Our ammonia revenues were approximately $37.4 million for the three-months ended June 30, 2014 compared to approximately $31.7 million for the three-months ended June 30, 2013. This 18.0% increase in ammonia revenues was due to an increase in our ammonia sales volumes, partially offset by a decrease in our realized ammonia sales price per metric ton.

We sold approximately 161,600 metric tons of methanol during the three-months ended June 30, 2014 compared to 169,500 metric tons of methanol during the three-months ended June 30, 2013, which represents a decrease in sales volumes of 4.7%. During the three-months ended June 30, 2014, customers deferred purchases in anticipation of lower prices as a result of high industry inventory levels. The average sales prices per metric ton during the three-months ended June 30, 2014 was $470.09 per metric ton compared to $443.43 per metric ton for the three-months ended June 30, 2013. While prices were 6.0% higher compared to the comparable period in 2013, they were 11.2% lower than the average sales price during the three-months ended March 31, 2014. During late 2013 and early 2014, methanol sales volumes and prices were elevated due to global supply disruptions caused by production issues, natural gas supply restrictions or, in some cases, higher natural gas prices. During the three-months ended June 30, 2014, methanol prices fell as global production recovered and outpaced demand growth. Sales of methanol comprised approximately 67.0% of our total revenues for the three-months ended June 30, 2014 compared to 70.3% of our total revenues for the three-months ended June 30, 2013.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous ten fiscal quarters.

	Average Methanol Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$529.43	$410.97	$458.08
June 30	$470.09	$443.43	$398.54
September 30	—	$440.22	$367.12
December 31	—	$484.92	$378.50

We sold approximately 73,200 metric tons of ammonia during the three-months ended June 30, 2014 compared to approximately 55,700 metric tons of ammonia during the three-months ended June 30, 2013. This represents an increase in sales volumes of 31.4%, which is due to higher production volumes during the three-months ended June 30, 2014 compared to the three-months ended June 30, 2013. The average sales prices per metric ton for ammonia during the three-months ended June 30, 2014 was $511.46 per metric ton compared to $569.84 per metric ton for the three-months ended June 30, 2013. While prices were 10.2% lower compared to the comparable period in 2013, they were 25.3% higher than the average sales price during the three-months ended March 31, 2014. Ammonia prices were elevated during the last half of 2012 and the first half of 2013 due to the impact of supply constraints from outages, gas shortages, and delays in new capacities. Prices fell in the second half of 2013 as a result of poor weather conditions in the United States during the fall planting season and in the early months of 2014. During late March 2014 and early April 2014, the spring planting season commenced in the United States causing an increase in demand for ammonia, as well as an increase in ammonia prices. Sales of ammonia comprised approximately 33.0% of our total revenues for the three-months ended June 30, 2014 compared to 29.7% of our total revenues for the three-months ended June 30, 2013.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous ten fiscal quarters.

	Average Ammonia Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$408.18	$640.76	$442.66
June 30	$511.46	$569.84	$491.53
September 30	—	$471.44	$662.71
December 31	—	$452.61	$679.92

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended June 30, 2014		For the Three-Months Ended June 30, 2013
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$38,065	68.0%	$32,868	67.8%
Hydrogen	6,673	11.9	5,663	11.7
Nitrogen	1,760	3.1	1,805	3.7
Maintenance	5,139	9.2	4,362	9.0
Labor	4,047	7.2	2,533	5.2
Other	253	0.5	1,270	2.6

Total	$55,937	100%	$48,501	100%

Cost of goods sold (exclusive of depreciation) was approximately $55.9 million and 49.3% of revenue for the three-months ended June 30, 2014 compared to cost of goods sold (exclusive of depreciation) of approximately $48.5 million and 45.4% of revenues for the three-months ended June 30, 2013. This increase in cost of goods sold (exclusive of depreciation) for the three-months ended June 30, 2014 compared to the three-months ended June 30, 2013 was primarily due to increased natural gas prices. Our purchase price for natural gas increased from an average of $4.20 per MMBtu for the three-month period ended June 30, 2013 to an average of $4.66 per MMBtu for the three-month period ended June 30, 2014. This 11.0% increase in the price of natural gas was primarily attributable to the reduction in supply reserves, resulting from the extremely cold winter weather experienced in the United States.

Depreciation Expense

Depreciation expense was approximately $5.7 million for the three-months ended June 30, 2014 compared to approximately $5.6 million for the three-months ended June 30, 2013. This increase was primarily due to assets placed in service in 2014.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $6.2 million for the three-months ended June 30, 2014 compared to approximately $8.3 million for the three-months ended June 30, 2013. This 25.3% decrease is due to a management fee paid to Orascom Construction Industries (“OCI Egypt”) that was terminated and subsequently replaced with the Omnibus Agreement (as defined below) upon the completion of the IPO and a consulting contract that has since been terminated. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

On October 9, 2013, in connection with the closing of the IPO, the Partnership entered into an omnibus agreement by and between the Partnership, OCI N.V., OCI USA, OCI GP LLC and OCIB (the “Omnibus Agreement”) pursuant to which OCI USA and its affiliates agreed to provide us with selling, general and administrative services, and we will reimburse OCI USA and its affiliates for all direct or allocated costs and expenses incurred by OCI USA and its affiliates in providing such services. In addition, our partnership agreement requires us to reimburse our general partner for (i) direct and indirect expenses it incurs or payments it makes on our behalf (including salary, bonus, incentive compensation and other amounts paid to any person, including affiliates of our general partner, to perform services for us or our subsidiaries or for our general partner in the discharge of its duties to us and our subsidiaries), and (ii) all other expenses reasonably allocable to us or our subsidiaries or otherwise incurred by our general partner in connection with operating our business (including expenses allocated to our general partner by its affiliates). Our general partner is entitled to determine the expenses that are allocable to us and our subsidiaries.

Interest Expense

Interest expense was approximately $4.7 million for the three-months ended June 30, 2014 compared to $4.4 million for the three-months ended June 30, 2013. We capitalized $1.3 million of interest expense in three-months ended June 30, 2014, as compared to no interest capitalized in the three-months ended June 30, 2013. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This increase in capitalized interest is due to the commencement of the debottlenecking project.

Interest expense–related party was approximately $51,000 for the three-months ended June 30, 2014 compared to $4.0 million for the three-months ended June 30, 2013. Interest expense–related party relates to interest on our intercompany debt and the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”). This decrease is due to the repayment of our Intercompany Term Facility on November 27, 2013.

THE RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2013:

Revenues

	For the Six-Months Ended June 30,
	2014	2013
	(in thousands)
Total revenues	$213,026	$219,062

	For the Six-Months Ended June 30, 2014		For the Six-Months Ended June 30, 2013
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	129.3	$60,338	113.5	$68,776
Methanol	306.1	152,470	352.3	150,286
Other	—	218	—	—

Total	435.4	$213,026	465.8	$219,062

Our total revenues were approximately $213.0 million for the six-months ended June 30, 2014 compared to approximately $219.1 million for the six-months ended June 30, 2013. Our methanol revenues were approximately $152.5 million for the six-months ended June 30, 2014 compared to approximately $150.3 million for the six-months ended June 30, 2013. This 1.5% increase in methanol revenues was due to an increase in our realized methanol sales price per metric ton, partially offset by a reduction in our methanol sales volumes. Our ammonia revenues were approximately $60.3 million for the six-months ended June 30, 2014 compared to approximately $68.8 million for the six-months ended June 30, 2013. This 12.4 % decrease in ammonia revenues was primarily due to a decrease in our realized ammonia sales price per metric ton, partially offset by an increase in our ammonia sales volumes.

We sold approximately 306,100 metric tons of methanol during the six-months ended June 30, 2014 compared to 352,300 metric tons of methanol during the six-months ended June 30, 2013. This represents a decrease in sales volumes of 13.1%, partially attributed to the unplanned downtime experienced in the first quarter of 2014. In addition, during the three-months ended June 30, 2014, customers deferred purchases in anticipation of lower prices as a result of high industry inventory levels. The average sales prices per metric ton during the six-months ended June 30, 2014 was $498.11 per metric ton compared to $426.59 per metric ton for the six-months ended June 30, 2013, which represents an increase in methanol sales prices of 16.8%. During late 2013 and early 2014, methanol sales volumes and prices were elevated due to global supply disruptions caused by production issues, natural gas supply restrictions or, in some cases, higher natural gas prices. During the three-months ended June 30, 2014, methanol prices fell as global production recovered and outpaced demand growth. Sales of methanol comprised approximately 71.6% of our total revenues for the six-months ended June 30, 2014 compared to 68.6% of our total revenues for the six-months ended June 30, 2013.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous ten fiscal quarters.

	Average Methanol Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$529.43	$410.97	$458.08
June 30	$470.09	$443.43	$398.54
September 30	—	$440.22	$367.12
December 31	—	$484.92	$378.50

We sold approximately 129,300 metric tons of ammonia during the six-months ended June 30, 2014 compared to approximately 113,500 metric tons of ammonia during the six-months ended June 30, 2013, which represents an increase of 13.9%. Due to the unavailability of barges for outbound transportation during June 30, 2013, there was an accumulation of ammonia inventory causing sales volumes to be lower during the six-months ended June 30, 2013 as compared to the six-month ended June 30, 2014. The average sales prices per metric ton for ammonia during the six-months ended June 30, 2014 was $466.65 per metric ton compared to $605.96 per metric ton for the six-months ended June 30, 2013, which represents a decrease of 23.0%. Ammonia prices were elevated during the first half of 2013 due to the impact of supply constraints from outages, gas shortages, and delays in new capacities. Prices fell in the second half of 2013 as a result of poor weather conditions in the United States during the fall planting season and in the early months of 2014. During late March 2014 and early April 2014, the spring planting season commenced in the United States causing an increase in demand for ammonia, as well as an increase in ammonia prices. Sales of ammonia comprised approximately 28.3% of our total revenues for the six-months ended June 30, 2014 compared to 31.4% of our total revenues for the six-months ended June 30, 2013.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous ten fiscal quarters.

	Average Ammonia Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$408.18	$640.76	$442.66
June 30	$511.46	$569.84	$491.53
September 30	—	$471.44	$662.71
December 31	—	$452.61	$679.92

Cost of Sales (exclusive of depreciation)

	For the Six-Months Ended June 30, 2014		For the Six-Months Ended June 30, 2013
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$72,333	66.7%	$59,975	63.5%
Hydrogen	12,295	11.3	11,245	11.9
Nitrogen	3,112	2.9	3,504	3.7
Maintenance	10,820	10.0	9,237	9.8
Labor	7,867	7.3	4,656	4.9
Other	2,007	1.9	5,836	6.2

Total	$108,434	100%	$94,453	100%

Cost of goods sold (exclusive of depreciation) was approximately $108.4 million and 50.9% of revenue for the six-months ended June 30, 2014 compared to cost of goods sold (exclusive of depreciation) of approximately $94.5 million and 43.1% of revenues for the six-months ended June 30, 2013. This increase in cost of goods sold (exclusive of depreciation) for the six-months ended June 30, 2014 compared to the six-months ended June 30, 2013 was primarily due to increased natural gas prices as well as repair costs associated with the unplanned downtime during the quarter. Our purchase price for natural gas increased from an average of $3.83 per MMBtu for the six-month period ended June 30, 2013 to an average of $4.85 per MMBtu for the six-month period ended June 30, 2014. This 26.6% increase in the price of natural gas was primarily attributable to the extremely cold winter weather experienced in the United States, causing an increase in demand and reduction in supply reserves.

Depreciation Expense

Depreciation expense was approximately $11.4 million for the six-months ended June 30, 2014 compared to approximately $11.1 million for the six-months ended June 30, 2013. This increase was primarily due to assets placed in service in 2014.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $12.5 million for the six-months ended June 30, 2014 compared to approximately $16.4 million for the six-months ended June 30, 2013. This 23.8% decrease is due to a management fee paid to OCI Egypt that was terminated and subsequently replaced with the Omnibus Agreement upon the completion of the IPO and a consulting contract that has since been terminated. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

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

Interest Expense

Interest expense was approximately $10.5 million for the six-months ended June 30, 2014 compared to $6.7 million for the six-months ended June 30, 2013, due to an increase in borrowings at an increased rate. In the six-months ended June 30, 2014, we had average outstanding borrowings of $398.5 million at an average rate of 5.6% compared to average outstanding borrowings of $143.3 million of borrowing during the six-months ended June 30, 2013 at an average rate of 5.3%. We capitalized $2.2 million of interest expense in six-months ended June 30, 2014, as compared to no interest capitalized in the six-months ended June 30, 2013. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This increase in capitalized interest is due to the commencement of the debottlenecking project.

Interest expense–related party was approximately $0.1 million for the six-months ended June 30, 2014 compared to $8.4 million for the six-months ended June 30, 2013. Interest expense–related party relates to interest on our intercompany debt and the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer. This decrease is due to the repayment of our Intercompany Term Facility on November 27, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to finance current operations, fund capital expenditures, service our debt and pay distributions to our partners. We expect to fund our operating needs, including debottlenecking, turnaround, and maintenance capital expenditures, primarily from a combination of operating cash flow, cash-on-hand and our sources of liquidity. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for the next 12 months. Our sources of liquidity include $40.0 million of borrowing capacity under the Intercompany Revolving Facility with OCI Fertilizer,

$100.0 million of borrowing capacity under the Intercompany Term Facility with OCI Fertilizer, $100.0 million of liquidity available through the Intercompany Equity Commitment (as defined below) with OCI USA, $100.0 million of borrowing capacity under the Term Loan B Credit Facility (as defined below), and $40.0 million of borrowing capacity under the Revolving Credit Agreement (as defined below) with a letter of credit sublimit of $20.0 million and a swing-line sublimit of $5.0 million. Combined borrowings under the Revolving Credit Agreement and the Intercompany Revolving Facility shall not exceed $40.0 million. The Revolving Credit Facility and Term Loan B Credit Facility were amended as of June 13, 2014, as further described below. We intend to continue to fund the costs of our debottlenecking project primarily with a portion of the proceeds from our IPO and borrowing from our existing Intercompany Term Facility and/or our Intercompany Equity Commitment. In the event that we pursue any other expansion projects or acquisitions, in addition to the debottlenecking project, we would likely require additional external financing.

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

Distributions

Under our current cash distribution policy, we intend to distribute 100% of the cash available for distribution that we generate each quarter. Cash available for distribution for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally equal our cash flow from operations for the quarter less cash needed for capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions.

Because our policy is to distribute 100% of cash available for distribution each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low cash flow from operations, our unitholders will have direct exposure to fluctuations in the amount of cash generated by our business. We expect that the amount of our quarterly distributions, if any, will vary based on our operating cash flow during each quarter. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of, among other things, variations in our operating performance and variations in our cash flow caused by fluctuations in the price of natural gas, methanol and ammonia as well as our working capital requirements, planned and unplanned downtime and capital expenditures and our margins from selling our products. These variations may be significant. The board of directors of our general partner may change our cash distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions to our unitholders on a quarterly or any other basis.

On March 19, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period October 9, 2013 through and including December 31, 2013 of $0.61367 per unit, or approximately $49.4 million in the aggregate. The cash distribution was paid on April 7, 2014 to unitholders of record at the close of business on March 31, 2014.

On May 12, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2014 through and including March 31, 2014 of $0.41 per unit, or approximately $33.0 million in the aggregate. The cash distribution was paid on May 29, 2014 to unitholders of record at the close of business on May 23, 2014.

On August 8, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period April 1, 2014 through and including June 30, 2014 of $0.48 per unit, or approximately $38.6 million in the aggregate. The cash distribution will be paid on August 28, 2014 to unitholders of record at the close of business on August 22, 2014.

Credit Facilities

Intercompany Revolving Facility

On August 20, 2013, OCI Beaumont (“OCIB”) entered into a $40.0 million intercompany revolving credit facility agreement (the “Intercompany Revolving Facility”) with OCI Fertilizer, as the lender, which will mature on January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Amended Revolving Credit Facility (as defined below) to $40.0 million minus the amount of indebtedness outstanding under the Amended Revolving Credit Facility. Interest on borrowings under the

Intercompany Revolving Facility accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-3 Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the Amended Term Loan Facility), plus (b) 25 basis points. We pay a commitment fee to OCI Fertilizer on the unused portion of the Intercompany Revolving Facility equal to 0.5% per annum, which is included as a component of interest expense – related party on the consolidated statements of operations. Borrowings under the facility are subordinated to indebtedness under the Amended Term Loan Facility and the Amended Revolving Credit Facility. There have been no borrowings under the Intercompany Revolving Facility.

Intercompany Term Facility

On September 15, 2013, OCIB entered into a new intercompany term facility agreement (the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer. As of June 30, 2014, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility was initially established to fund the upgrade of our facility that was completed in July 2012, satisfy working capital requirements and for general corporate purposes. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Amended Term Loan Facility and the Amended Revolving Credit Facility. In connection with the Intercompany Repayment from the proceeds of the Incremental Term Loans described above, on November 27, 2013, OCIB entered into Amendment No. 1 (the “Intercompany Term Amendment”) to the Intercompany Term Facility. Pursuant to the Intercompany Term Amendment, OCI Fertilizer agreed to lend up to $100.0 million to OCIB after the effectiveness of the Intercompany Repayment. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed below, plus (ii) 0.25%.

Intercompany Equity Commitment

In connection with entering into Term Loan Amendment No. 1 (as defined below), on November 27, 2013, we and OCI USA entered into a letter agreement providing for OCI USA’s obligation to make equity contributions to us under certain circumstances (the “Intercompany Equity Commitment”). Pursuant to the Intercompany Equity Commitment, (i) if prior to the completion of our debottlenecking project in 2014, we or OCIB have liquidity needs for working capital or other purposes and the restrictions under the Amended Term Loan Facility or any other debt instruments of ours or OCIB prohibit us or OCIB from incurring sufficient additional debt to fund such liquidity needs, then upon notice from us, OCI USA (or an affiliate designated by OCI USA) will provide such liquidity to the extent of such needs in the form of an equity contribution to us and (ii) in the event OCIB fails to comply with any of the financial covenants contained in the Amended Term Loan Facility as of the last day of any fiscal quarter, then upon notice from us, OCI USA (or an affiliate designated by OCI USA that is not a party to the Term Loan B Credit Facility) will make cash contributions to us as common equity in the amount of the cure amount and by the date required by the Amended Term Loan Facility, so that we can further contribute such funds to OCIB to cure such non-compliance, subject to and in accordance with the terms and conditions of the Amended Term Loan Facility. OCI USA will not be obligated to make aggregate equity contributions to us in excess of $100.0 million pursuant to the Intercompany Equity Commitment.

Term Loan B Credit Facility

On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a $360.0 million senior secured term loan credit facility (the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent, to repay borrowings under OCIB’s previous Bridge Term Loan Credit Facility. The Term Loan B Credit Facility was initially comprised of two term loans in the amounts of $125.0 million (the “Term B-1 Loan”) and $235.0 million (the “Term B-2 Loan”), respectively. In connection with the closing of the IPO, OCIB repaid in full and subsequently terminated the Term B-1 Loan. Upon completion of the IPO, all security provided by OCI USA under the Term Loan B Credit Facility was released, and OCIP granted a security interest to the secured creditors under the Term Loan B Credit Facility in OCIP’s ownership interest in OCIB, as well as any other assets OCIP may acquire in the future. The Term Loan B Credit Facility also obligates OCIP to cause certain future subsidiaries of OCIP to grant a security interest to the secured creditors under the Term Loan B Credit Facility.

On November 27, 2013, OCI USA, OCIB and OCIP entered into Amendment No. 1 (“Term Loan Amendment No. 1”) to the Term Loan B Credit Facility. Pursuant to the terms of Term Loan Amendment No. 1, OCIB borrowed $165.0 million in incremental term loans (the “Incremental Term Loans”) under the Term Loan B Credit Facility. The Incremental Term Loans have terms and provisions identical to the Term B-2 Loan, and the Incremental Term Loans and the Term B-2 Loan collectively comprise a single tranche of Term B-2 Loans under the Term Loan B Credit Facility (the “Term B-2 Loans”). OCIB used the proceeds from the Incremental Term Loans to (i) repay all of its outstanding intercompany indebtedness under the Intercompany Term Facility (as defined above) (such repayment of intercompany indebtedness, the “Intercompany Repayment”) and (ii) pay fees and expenses related to the foregoing repayment and the Incremental Term Loans. Term Loan Amendment No. 1 also adjusted the amortization schedule for the Term B-2 Loans to encompass the new tranche composed of the Incremental Term Loans. In addition, Term Loan Amendment No. 1 clarified that the maximum principal amount of Incremental Term Loans that may be incurred under the Term Loan B Credit Facility is the sum of (and not the greater of) (a) $100.0 million and (b) such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00.

On April 4, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 2 and Waiver (“Term Loan Amendment No. 2”) to the Term Loan B Credit Facility, with Bank of America, as administrative agent, collateral agent and additional term loan lender, and the other lenders party thereto. Pursuant to the terms of Term Loan Amendment No. 2, OCIB refinanced the Term B-2 Loans through the cashless repayment of the Term B-2 Loans and the simultaneous incurrence of a new tranche of loans (the “Term B-3 Loans”). Term Loan Amendment No. 2 also (i) reduced the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 4.00% above adjusted LIBOR for LIBO Rate Term Loans or (b) 3.00% above the base rate for base rate loans, (ii) decreased the minimum LIBO Rate from 1.25% to 1.00%, (iii) reset the prepayment premium of 101% on voluntary prepayments of the term loans under the Term Loan B Credit Facility for twelve months after the closing of Term Loan Amendment No. 2, and (iv) provided for delivery of financial information from the Partnership instead of OCIB, with reconciliation information to the financial information for OCIB.

Other than as specifically modified by Term Loan Amendment No. 2, the Term B-3 Loans have terms and provisions identical to those that applied to the Term B-2 Loans. The Term B-3 Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B-3 Loans, and related fees and expenses, are unconditionally guaranteed by OCIP and OCI USA and are secured by pari passu senior secured liens on substantially all of OCIB’s and OCIP’s assets, as well as the assets of certain future subsidiaries of OCIP (OCI USA does not provide any security in connection with its guarantee). The Term B-3 Loans are subject to mandatory quarterly repayments equal to 0.25% of the aggregate principal amount of the Term B-3 Loans outstanding on the Term Loan Amendment No. 2 effective date. Interest on the Term B-3 Loans accrues, pursuant to the terms of Term Loan Amendment No. 2, at OCIB’s option, at adjusted LIBOR plus 4.00% per annum or the alternate base rate plus 3.00%, but if OCIB has received both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. The Term Loan B Credit Facility contains customary covenants and conditions. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated. In addition, OCIB may not permit, on the last day of any fiscal quarter, (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to March 31, 2015, 2.00 to 1.00 and (y) in the case of the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00.

The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters.

On June 13, 2014, OCIB, the Partnership and OCI USA entered into Term Loan Amendment No. 3 (“Term Loan Amendment No. 3”) to the Term Loan B Credit Facility (as amended by Term Loan Amendment No. 1, Term Loan Amendment No. 2 and Term Loan Amendment No. 3, the “Amended Term Loan Facility”) with Bank of America, as administrative agent. Term Loan Amendment No. 3 (i) corrected an inconsistency in the definition of “Hedging Agreement”, (ii) amended Section 10.01(ii) by adding that the liens permitted by such section cannot be for debt that is overdue, (iii) revised the intercompany subordination agreement entered into in connection with Term Loan B Credit Facility to clarify that intercompany debt will be subordinate to the obligations owed to counterparties under hedge agreements that are secured pursuant to the terms of the Amended Term Loan Facility and (iv) made certain technical changes to certain defined terms.

On October 28, 2013, Standard & Poor’s (“S&P”) assigned its “B-” (Stable) corporate credit rating to OCIB, and, its “B+” rating to the Term Loan B Credit Facility.

The operating and financial restrictions and covenants in the Amended Term Loan Facility will adversely affect our ability to finance future operations or capital needs or to engage in other business activities. We expect these restrictions and covenants will limit our ability, among other things, to:

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

Revolving Credit Facility

On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a new $40.0 million revolving credit agreement (the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million, including a $20.0 million sublimit for letters of credit. On June 13, 2014, OCIB, the Partnership and OCI USA entered into Revolving Credit Amendment No. 1 (“Revolving Credit Amendment No. 1”) to the Revolving Credit Facility (as amended by Revolving Credit Amendment No. 1, the “Amended Revolving Credit Agreement”) with Bank of America, as administrative agent. Revolving Credit Amendment No. 1 (i) corrected inconsistencies in the definition of “Guaranteed Creditors” and in the definition of “Hedging Agreement”, (ii) amended Section 10.01(ii) by adding that the liens permitted by such section cannot be for debt that is overdue, (iii) amended Section 10.01(xiv) to clarify that such sub-section permits the granting of liens in connection with hedge agreements permitted under the terms of the Amended Revolving Credit Facility and (iv) revised the intercompany subordination agreement entered into in connection with the Revolving Credit Facility to clarify that intercompany debt will be subordinate to the obligations owed to counterparties under hedge agreements that are secured pursuant to the terms of the Amended Revolving Credit Facility.

The Amended Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Amended Revolving Credit Facility on the last business day of each June and December. OCIB’s obligations under the Amended Revolving Credit Facility are guaranteed by the Partnership and certain of its future subsidiaries other than OCIB. All proceeds of the Amended Revolving Credit Facility will be used by OCIB for working capital, capital expenditures and other general corporate purposes. OCIB’s obligations under the Amended Revolving Credit Facility are secured by a first priority lien (which is pari passu with the first priority lien securing obligations under the Amended Term Loan Facility) on substantially all of the tangible and intangible assets of OCIB and the Partnership and certain future subsidiaries of the Partnership. In addition, the Amended Revolving Credit Facility contains covenants and provisions that affect OCIB and the Partnership, including, among others, customary covenants and provisions:

•	prohibiting OCIB from incurring indebtedness under the Intercompany Revolving Facility Agreement, dated as of August 20, 2013, by and between OCIB, as borrower, and OCI Fertilizer, as lender, that exceeds $40.0 million minus the amount of indebtedness outstanding under the Amended Revolving Credit Facility;

•	limiting OCIB’s ability and that of the Partnership from creating or incurring specified liens on their respective properties (subject to customary exceptions);

•	limiting OCIB’s ability and that of the Partnership to make distributions and equity repurchases (which shall be permitted if no default exists and in the case of distributions and equity repurchases from a subsidiary to its parent); and

•	prohibiting consolidations, mergers and asset transfers by OCIB and the Partnership (subject to customary exceptions).

Under the Amended Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. OCIB must maintain a consolidated senior secured net leverage ratio not greater than 2.00 to 1.00 for each fiscal quarter ending prior to March 31, 2015, and not greater than 1.75 to 1.00 thereafter. Furthermore, OCIB may not permit the consolidated interest coverage ratio to be less than 5.00 to 1.00.

Outstanding principal amounts under the Amended Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB pays a commitment fee of 1.10% per annum on the unused portion of the Amended Revolving Credit Facility.

The Amended Revolving Credit Facility contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the new credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control and material litigation resulting in a final judgment against any borrower or subsidiary guarantor. Upon the occurrence and during the continuation of an event of default under the Amended Revolving Credit Facility, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against OCIB, the Partnership and the collateral as may be available to the lenders under the Amended Revolving Credit Facility and other loan documents.

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

We recorded maintenance capital expenditures of $1.4 million and $3.3 million for the three and six-months ended June 30, 2014, respectively, compared to approximately $84,000 for the three and six-months ended June 30, 2013. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately 40 days and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We plan to undertake a turnaround as part of our debottlenecking project that is expected to be completed in the fourth quarter of 2014, which will result in approximately 48 days of downtime for the methanol production unit and 28 days of downtime for the ammonia production unit. We expect that the next turnaround after the completion of the debottlenecking project will occur in 2018.

Our expansion capital expenditures totaled approximately $35.1 million and $66.6 million for the three and six-months ended June 30, 2014, respectively, compared to $10.5 million and $15.1 million for the three and six-months ended June 30, 2013, respectively, for expenditures related to our debottlenecking project and other budgeted capital projects. We expect that the debottlenecking project will be completed in the fourth quarter of 2014 and currently estimate the cash expenditures to complete the project have increased by approximately $50.0 million to $60.0 million, to a total of $220.0 million to $230.0 million (including costs associated with a turnaround and environmental upgrades). The increase in our forecasted remaining cost to complete the debottlenecking project is due to additional piping and structural steel quantities needed to complete the project, as well as, an increase in labor and crane costs. In addition, management has decided to increase the scope of the turnaround project and replace additional refractories, which are heat-resistant materials that constitute the linings for high-temperature furnaces and reactors, during the upcoming planned downtime. We expect that we will shut down our facility for approximately 48 days for the methanol production unit and 28 days for the ammonia production unit, in the fourth quarter of 2014 in order to complete our debottlenecking project (including completion of the associated turnaround and environmental upgrades). As of June 30, 2014, we had incurred approximately $106.0 million in expenditures related to the project, as shown in the table below. In addition, we received our TCEQ permit on July 22, 2014, and our EPA permit on August 1, 2014, which constitutes an important milestone in the overall progress of the project.

Below is a summary of the debottlenecking project costs incurred as of June 30, 2014:

Debottlenecking Project Costs As of June 30, 2014
(in millions)
Project Expenditures paid as of June 30, 2014	$89.4
Accrued Project Expenditures	14.0
Capitalized Interest	2.6

Total	$106.0

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

In May 2014, we announced implementation of our state-of-the-art methanol truck loading facility, a former expansion capital expenditure. We have sold approximately 4,600 metric tons of methanol as of June 30, 2014, and expect to sell up to approximately 80,000 metric tons of methanol on an annual basis via the new truck loading facility.

CASH FLOWS

Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.

The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Six-Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$87,324	$44,495
Investing activities	(56,441)	(8,804)
Financing activities	(107,883)	(29,025)
Net increase (decrease) in cash and cash equivalents	$(77,000)	$6,666

Operating Activities

Net cash provided by operating activities for the six-months ended June 30, 2014 was approximately $87.3 million. We had net income of approximately $69.9 million for the six-months ended June 30, 2014. During this period, we recorded depreciation expense of $11.4 million and amortization of debt issuance costs of $1.2 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $7.9 million during the six-months ended June 30, 2014. The decrease in accounts receivable is due to a decrease in the realized methanol sales prices and volumes in June 2014 compared to December 2013. Monthly sales decreased to $38.3 million in June 2014 as compared to $45.3 million in December 2013. Inventories increased by $5.4 million during the six-months ended June 30, 2014, due to improved global methanol production which increased methanol supply and raised industry inventory levels, causing a decline in methanol sales volumes and an accumulation of methanol inventory at June 30, 2014. Other current assets and prepaid expenses decreased by $1.6 million due to the amortization of prepaid insurance policies. Accounts payable and other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) increased by $0.4 million and $1.5 million, respectively, due to an increase in raw material prices and additional expenses incurred due to being a publicly traded partnership. Accounts payable – related party (excluding non-cash accruals of property, plant and equipment) increased by $0.6 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

Net cash provided by operating activities for the six-months ended June 30, 2013 was approximately $44.5 million. We had net income of $81.0 million for the six-months ended June 30, 2013. During this period, we recorded depreciation expense of $11.1 million and amortization of debt issuance costs of $2.0 million. Accounts receivable increased by $8.8 million during the six-months ended June 30, 2013. The increase in accounts receivable is due to the timing of receipt of cash from a significant customer in December 2012. Monthly sales increased to $37.8 million in June 2013 compared to $37.5 million in December 2012. Typically, accounts receivable at the end of a month is approximately equal to one month of revenue. However, in December 2012, we received an early payment of $8.9 million from one customer related to its purchases during the month of December 2012. No such early payments were received in June 2013. Inventories increased by $4.5 million during the six-months ended June 30, 2013. Inventories at December 31, 2012 were decreased to minimize tax effects, and the balance at June 30, 2013 represents the expected normal level of inventory, with the exception of a slightly higher than normal volume of ammonia inventory. Due to the unavailability of barges for outbound transportation, there was a slight accumulation of ammonia inventory at June 30, 2013. Prepaid interest – related party increased by $6.4 million, while accrued interest – related party decreased by $20.2 million during the six-months ended June 30, 2013. This was due to a $35.0 million payment of interest on the Intercompany Term Loans owed to OCI Fertilizer in March 2013, of which $24.6 million was applied to accrued interest – related party, leaving a $10.4 million balance in prepaid interest – related party. Subsequent monthly interest expense – related party on the Intercompany Term Loans owed to OCI Fertilizer were offset against the original $10.4 million of prepaid interest – related party. Advances due from related party increased by $4.5 million during the six-months ended June 30, 2013 as we paid amounts on behalf of OCI USA related to its various other capital projects and operating expenditures. Accounts payable (excluding non-cash accruals of property, plant and equipment) and other payables, accruals and current liabilities decreased by $2.2 million and $3.7 million respectively due to the settlement of obligations payable to contractors that assisted with the refurbishment of our methanol unit.

Investing Activities

Net cash used in investing activities was approximately $56.4 million and $8.8 million, respectively, for the six-months ended June 30, 2014 and 2013. The increase in net additions of property, plant, equipment and construction in progress of $56.4 million for the six-months ended June 30, 2014 compared to the six-months ended June 30, 2013 was primarily due to the commencement of the debottlenecking project.

Financing Activities

Net cash used in financing activities was approximately $107.8 million for the six-months ended June 30, 2014 compared to $29.0 million net cash used by financing activities for the six-months ended June 30, 2013. During the six-months ended June 30, 2014, we repaid borrowings of $2.0 million on the Term B Loan Credit Facility, remitted $17.5 million of the transferred trade receivables to OCI USA, paid cash distributions to unitholders of $82.4 million and paid $6.0 million in deferred financing costs associated with Amendment No. 2 to the Term Loan B Credit Facility and the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

During the six-months ended June 30, 2013, we received net proceeds from borrowings of $356.0 million from the Bridge Term Loan Facility (after incurring debt issuance costs of $4.0 million), repaid borrowings of $125.0 million to extinguish the Prior Credit Facility, and made distributions of $260.0 million to OCI USA. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at June 30, 2014:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term B-3 Loan—Principal Payments	397,005	3,980	7,960	7,960	377,105
Interest Payments on third party debt (1)	101,300	20,390	39,550	38,689	2,671
Interest Payments on related party debt	1,128	203	406	406	113
Hydrogen supply contract (2)	176,000	24,000	48,000	48,000	56,000
Natural gas supply contract (2)	10,847	10,847	—	—	—
Nitrogen supply contract (2)	54,951	6,869	13,738	13,738	20,606
Purchase commitments	12,281	12,281	—	—	—
Orascom E&C USA Inc. (3)	32,861	32,861	—	—	—

Total	786,373	111,431	109,654	108,793	456,495

(1)	Interest rate on floating rate debt is based on the rate of 5.00% for the Term Loan B Credit Facility.
(2)	Quantities of feedstock to be purchased are subject to change based on our current and expected production, market dynamics and market reports.
(3)	Please read Item 13 – “Certain Relationships and Related Transactions, and Director Independence – Construction Agreement with Orascom E&C USA Inc.” in our Annual Report and note 6 to the unaudited condensed consolidated financial statements included in this report for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RECENTLY ISSUED ACCOUNTING STANDARDS

On May 28, 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States of America (“GAAP”) when it becomes effective. The new standard is effective for the Partnership on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the affect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accuracy of estimates is based on the accuracy of information used. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of June 30, 2014, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 4.00% per annum or the alternate base rate plus 3.00%. If OCIB receives both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. Interest on borrowings under the Intercompany Revolving Facility will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-3 Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Under the terms of the Intercompany Term Facility, interest on the intercompany term loan will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-3 Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at June 30, 2014, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.0 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. We have supply agreements with Kinder Morgan and DCP Midstream to supply natural gas required for our production of methanol and ammonia. As of June 30, 2014, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $30.7 million.

In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of June 30, 2014, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $36.5 million, based on an annual methanol volume of 730,000 metric tons. As of June 30, 2014, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $13.3 million, based on an annual ammonia volume of 265,000 metric tons.

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

Management has taken steps to remediate the GITC deficiencies, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel. Management began to implement these remedial steps during the first quarter of 2014 and expects that these steps will be substantially implemented and tested by December 31, 2014. In accordance with our internal control compliance program, the material weakness is not considered remediated until the remediation processes have been operational for a sufficient period of time and successfully tested. Solely as a result of the material weakness in internal control over financial reporting relating to GITC deficiencies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

The Securities and Exchange Commission (the “SEC”), as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, those rules generally require our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our Annual Report on Form 10-K for the year ended December 31, 2013, which was our first Annual Report on Form 10-K, did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm under a transition period established by SEC rules applicable to new public registrants. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. We are not required to comply with the independent registered public accounting firm attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in note 9 to the unaudited condensed consolidated financial statements, “Commitments, Contingencies and Legal Proceedings,” included in Part I of this report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, as well as our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, except for the risk factor set forth below.

Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

Currently, various legislative and regulatory measures to address greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. At the federal legislative level, Congress could adopt some form of federal mandatory GHG emission reduction laws, although the specific requirements and timing of any such laws are uncertain at this time. In June 2009, the U.S. House of Representatives passed a bill that would create a nationwide cap-and-trade program designed to regulate emissions of carbon dioxide, methane and other GHGs. A similar bill was introduced in the U.S. Senate, but was not voted upon. Congressional passage of such legislation does not appear likely at this time, though it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its Clean Air Act (“CAA”) authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring our GHG emissions from our facility and have reported the emissions to the EPA beginning in 2011. On December 7, 2009, the EPA finalized its “endangerment finding” that GHG emissions, including carbon dioxide, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our facility, must obtain permits under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, such as our debottlenecking project, the facility would need to evaluate and install best available control technology (“BACT”) for its GHG emissions. However, the U.S. Supreme Court recently invalidated that portion of the rule that would require facilities that only emitted GHG emissions (and not other regulated pollutants) in excess of specified thresholds to obtain PSD and Title V permits. The EPA is currently evaluating the implications of this decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350

3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350

3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098

3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2013	001-36098

10.1A*	Revolving Credit Agreement, dated as of April 4, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, lead arranger and bookrunner	8-K	10.1	April 9, 2014	001-36098

10.1B*	Amendment No. 1, dated as of June 13, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	June 19, 2014	001-36098

10.2A*	Amendment No. 2 and Waiver to Term Loan Credit Agreement, dated as of April 4, 2014, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP, Bank of America, N.A., as administrative agent, collateral agent and Additional Term B-3 Lender, and the other lenders party thereto	8-K	10.2	April 9, 2014	001-36098

10.2B*	Amendment No. 3, dated as of June 13, 2014, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	June 19, 2014	001-36098

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS+	XBRL Instance Document

101.SCH+	XBRL Schema Document

101.CAL+	XBRL Calculation Linkbase Document

101.LAB+	XBRL Labels Linkbase Document

101.PRE+	XBRL Presentation Linkbase Document

101.DEF+	XBRL Definition Linkbase Document

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP
BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: August 12, 2014	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)