Form 10-Q
period 2014-09-30
OCI Partners LP
filed 2014-11-12
CIK 1578932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, the registrant had 80,500,000 common units outstanding.

OCI PARTNERS LP

Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	As of
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$66,611	$182,977
Restricted cash	—	282
Accounts receivable	28,594	45,014
Inventories	4,880	3,986
Advances due from related parties	97	350
Other current assets and prepaid expenses	2,222	3,629

Total current assets	102,404	236,238
Property, plant, and equipment, net of accumulated depreciation of $50,792 and $33,584, respectively	479,947	361,007
Other non-current assets	12,076	7,135

Total assets	$594,427	$604,380

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$27,581	$19,430
Accounts payable—related party	40,498	30,097
Other payables and accruals	4,928	2,603
Current maturities of the term loan facility	3,980	4,000
Accrued interest	2,371	2,647
Accrued interest—related party	169	—
Other current liabilities	6,539	2,581

Total current liabilities	86,066	61,358
Term loan facility	388,429	390,876
Accrued interest—related party	—	17
Other non-current liabilities	1,074	758

Total liabilities	475,569	453,009

Partners’ capital:
Common unitholders — 80,500,000 units issued and outstanding at September 30, 2014 and December 31, 2013	118,858	151,371
General partner’s interest	—	—

Total partners’ capital	118,858	151,371

Total liabilities and partners’ capital	$594,427	$604,380

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Operations

Three and Nine-Month Periods Ended September 30, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2014	2013		2014	2013
Revenues	$90,471		$95,790	$303,497	$314,852
Cost of goods sold (exclusive of depreciation)	56,295		48,813	164,729	143,266
Depreciation expense	5,852		5,549	17,208	16,627
Selling, general and administrative expenses	5,314		5,369	17,843	21,815

Income from operations before interest expense, other income and income tax expense	23,010		36,059	103,717	133,144
Interest expense	4,157		5,015	14,694	11,698
Interest expense—related party	51		3,998	152	12,435
Loss on extinguishment of debt	—		2,493	—	2,493
Other income	80		7	835	18

Income from operations before tax expense	18,882		24,560	89,706	106,536
Income tax expense	283		428	1,174	1,402

Net income	$18,599		$24,132	$88,532	$105,134

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.23	$		$1.10

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	80,500,000			80,500,000

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Member’s Capital and Partners’ Capital

Nine-Months Ended September 30, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	Member’s Capital (deficit)	Retained Earnings	Total Member’s Capital	Common Units		Total Partners’ Capital
				Units	Amount
Balance, December 31, 2012	$4,000	$52,118	$56,118	—	$—	$—
Distributions	(260,000)	—	(260,000)	—	—	—
Net income	—	105,134	105,134	—	—	—

Balance September 30, 2013	$(256,000)	$157,252	(98,748)	—	$—	$—

Balance, December 31, 2013	$—	$—	$—	80,500,000	$151,371	$151,371
Distributions	—	—	—	—	(121,045)	(121,045)
Net income	—	—	—	—	88,532	88,532

Balance, September 30, 2014	$—	$—	$—	80,500,000	$118,858	$118,858

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Nine-Months Ended September 30, 2014 and 2013

(Unaudited)

(Dollars in thousands, except per unit data)

	2014	2013
Cash flows from operating activities:
Net income	$88,532	$105,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,208	16,627
Amortization of debt issuance costs	2,025	2,780
Loss on extinguishment of debt	—	2,493
Deferred income tax expense	316	568
Decrease (increase) in:
Restricted Cash	282	—
Accounts receivable	16,420	539
Inventories	(894)	(1,178)
Prepaid interest	—	(2,363)
Advances – related party	253	(8,131)
Other current assets and prepaid expenses	947	(4,285)
Increase (decrease) in:
Accounts payable	(2,477)	(5,324)
Accounts payable – related party	1,196	2,368
Other payables, accruals, and current liabilities	4,173	(3,126)
Accrued interest	(4,278)	1,544
Accrued interest - related party	152	(20,201)

Net cash provided by operating activities	123,855	87,445

Cash flows from investing activities:
Purchase of property, plant, and equipment	(92,681)	(20,811)

Net cash used in investing activities	(92,681)	(20,811)

Cash flows from financing activities:
Proceeds from borrowings	—	354,600
Repayment of debt	(2,990)	(125,000)
Debt issuance costs	(5,983)	(11,864)
Cash Distribution to Member	—	(260,000)
Initial public offering expenses	—	(2,570)
Remittance of cash to OCI USA for transferred trade receivables	(17,522)	—
Distribution to Unitholders	(121,045)	—

Net cash provided by (used in) financing activities	(147,540)	(44,834)

Net increase (decrease) in cash and cash equivalents	(116,366)	21,800
Cash and cash equivalents, beginning of period	182,977	41,708

Cash and cash equivalents, end of period	$66,611	$63,508

Supplemental cash disclosures:
Cash paid during the period for income taxes	$1,350	$900
Cash paid during the period for interest, net of amount capitalized	12,944	6,999
Cash paid during the period for interest, net of amount capitalized – related party	—	35,000
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$14,623	$1,209
Accruals of property, plant and equipment purchases – related party	27,187	4,600
Capitalized interest	4,002	—

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

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

We are currently the largest merchant methanol producer in the United States with a maximum annual methanol production capacity of approximately 730,000 metric tons and a maximum annual ammonia production capacity of approximately 265,000 metric tons. During the first quarter of 2014, we began construction on a debottlenecking project that includes a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project will increase our maximum annual methanol production capacity by 25% to approximately 912,500 metric tons and our maximum annual ammonia production capacity by 15% to approximately 305,000 metric tons. In January of 2015, we expect to shut down our facility for approximately seven to eight weeks for the methanol production unit and four weeks for the ammonia production unit, in order to complete our debottlenecking project.

As discussed further below, the Partnership completed its initial public offering (“IPO”), and OCI USA, Inc. (“OCI USA”) contributed all of its equity interests in OCI Beaumont LLC (“OCIB”) to the Partnership on October 9, 2013. Prior to the completion of the IPO, OCIB was a direct, wholly-owned subsidiary of OCI USA, a Delaware corporation, which is an indirect wholly-owned subsidiary of OCI Fertilizer International B.V. (“OCI Fertilizer”), a Dutch private limited liability company. OCI Fertilizer is an indirect wholly-owned subsidiary of OCI N.V. (“OCI”), a Dutch public limited liability company, which is the ultimate parent for a group of related entities. OCIB is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 for $26,500. OCI, through its subsidiaries, is a global, nitrogen-based fertilizer producer and engineering and construction contractor. OCI is listed on the NYSE Euronext Amsterdam and trades under the symbol “OCI.”

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

Unless the context otherwise requires, references in this report to the “Predecessor,” “Company,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 9, 2013, the closing date of the IPO), refer to OCIB, our Predecessor for accounting purposes. References in this report to “OCI Partners LP,” “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (after October 9, 2013, the closing date of the IPO), refer to OCI Partners LP and its subsidiaries.

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of September 30, 2014, we have remitted $17,522 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $10,038 is recorded in accounts payable – related party on the unaudited condensed consolidated balance sheet as of September 30, 2014.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2014. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of September 30, 2014, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period.

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

September 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 3 — Inventories

As of September 30, 2014 and December 31, 2013, the Partnership’s inventories consisted of finished goods produced from normal production, and the Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014	December 31, 2013
Ammonia	$3,285	$2,090
Methanol	1,595	1,896

Total	$4,880	$3,986

Note 4 — Property, Plant and Equipment

	As of
	September 30, 2014	December 31, 2013
Land	$3,371	$3,371
Furniture and Fixtures	164	—
Plant and equipment	347,729	337,093
Vehicles	104	63
Construction in progress	179,371	54,064

	530,739	394,591
Less: accumulated depreciation	50,792	33,584

	$479,947	$361,007

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 5 — Debt

(a) Debt – Related Party

On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility agreement with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Amended Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Amended Revolving Credit Agreement. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense – related party on the condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Amended Term Loan Facility (as defined below) and the Amended Revolving Credit Facility. As of September 30, 2014, OCIB has not drawn under the Intercompany Revolving Facility.

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

On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 5(b)) to repay amounts owing under the Intercompany Term Facility and entered into Amendment No. 1 to the Intercompany Term Facility (the “Intercompany Term Amendment”). Under the terms of the Intercompany Term Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. As of September 30, 2014, OCIB has not drawn under the Intercompany Term Facility.

(b) Debt – Third Party

	September 30, 2014	Interest Rate	Interest Rate as of September 30, 2014	Maturity Date
Term Loan B Credit Facility	$396,010	4% + Adjusted LIBOR	5.00%	August 20, 2019
Less: Current Portion	3,980
Less: Debt Discount	3,601

Total Long-term Debt-External Party	$388,429

	December 31, 2013	Interest Rate	Interest Rate as of December 31, 2013	Maturity Date

Term Loan B Credit Facility	$399,000	5% + Adjusted LIBOR	6.25%	August 20, 2019
Less: Current Portion	4,000
Less: Debt Discount	4,124

Total Long-term Debt-External Party	$390,876

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

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

On November 27, 2013, OCIB, the Partnership and OCI USA entered into Amendment No. 1 to the Term Loan B Credit Facility (the “Term Loan Amendment No. 1”) with Bank of America, as administrative agent, collateral agent and incremental term loan lender, and the other lenders party thereto. Pursuant to the terms of Term Loan Amendment No. 1, OCIB borrowed an incremental $165,000 term B-2 loan (the “Incremental Term Loan”) under the Term Loan B Credit Facility (collectively with the existing Term B-2 Loan, the “Term B-2 Loans”). OCIB utilized the proceeds of the Incremental Term Loan to repay amounts owing under the Intercompany Term Facility (see note 5(a)). Term Loan Amendment No. 1 also adjusted the amortization schedule for the Term B-2 Loans to encompass the new tranche composed of the Incremental Term Loans. In addition, Term Loan Amendment No. 1 clarified that the maximum principal amount of Incremental Term Loans that may be incurred under the Term Loan B Credit Facility is the sum of (and not the greater of) (a) $100.0 million and (b) such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00.

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

September 30, 2014 and 2013

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

The Amended Term Loan Facility contains customary covenants and conditions. Upon the occurrence of certain events of default under the Amended Term Loan Facility OCIB’s obligations under the Amended Term Loan Facility may be accelerated. In addition, OCIB may not permit, on the last day of any fiscal quarter, beginning December 31, 2013 (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to March 31, 2015, 2.00 to 1.00 and (y) in the case of the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The Term B-3 Loans are subject to mandatory quarterly repayments equal to 0.25% of all Term B-3 Loans outstanding on the Term Loan Amendment No. 2 effective date. The Amended Term Loan Facility contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. The Amended Term Loan Facility contains financial covenants related to maintaining maximum leverage ratios and a minimum interest coverage ratio, in each case, on a quarterly basis. As of September 30, 2014, the Partnership was in compliance with all these covenants.

Scheduled maturities with respect to the Amended Term Loan Facility are as follows:

Fiscal Year
2014	$995
2015	3,980
2016	3,980
2017	3,980
2018	3,980
Thereafter	379,095

Total	$396,010

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

(c) Debt Issuance Costs

Prior Credit Facility

OCIB incurred $3,000 of debt issuance costs related to the Prior Credit Facility during April 2012. The debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Prior Credit Facility. OCIB amortized debt issuance costs related to the Prior Credit Facility of $0 during each of the three and nine-month periods ended September 30, 2014, respectively, compared to $0 and $1,000 during the three and nine-month periods ended September 30, 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Bridge Term Loan Credit Facility

The Bridge Term Loan Credit Facility included $4,025 of debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Bridge Term Loan Credit Facility. OCIB recorded the debt issuance costs in other long-term assets in the accompanying unaudited condensed consolidated balance sheets and was amortizing them over the term of the Bridge Term Loan Credit Facility using the straight-line method. OCIB amortized debt issuance costs related to the Bridge Term Loan Credit Facility of $0 during each of the three and nine-month periods ended September 30, 2014, respectively, and $525 and $1,532 during the three and nine-month periods ended September 30, 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations. These debt issuance costs were written off in connection with the repayment of the Bridge Term B-1 Loan and Bridge Term B-2 Loan on August 20, 2013, resulting in a loss on extinguishment of debt in the three-month period ended September 30, 2013 of $2,493.

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

September 30, 2014 and 2013

(Dollars in thousands, except per unit data)

All debt discount and debt issuance costs are being amortized over the term of the Amended Term Loan Facility using the effective-interest method. The amortization of the debt issuance costs related to the Amended Term Loan Facility was $642 and $1,770 during the three and nine-month periods ended September 30, 2014, respectively, and $249 during each of the three and nine-month periods ended September 30, 2013. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying condensed consolidated statements of operations.

Revolving Credit Facility and Amendments Thereto

The Revolving Credit Facility included $539 of debt issuance costs related to closing fees, legal, and other professional fees directly associated with entering into the Revolving Credit Facility. OCIB recorded the debt issuance costs in other long-term assets in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the straight-line method. OCIB amortized debt issuance costs related to the Revolving Credit Facility of $140 and $255 during the three and nine-month periods ended September 30, 2014, respectively, and $0 during each of the three and nine-month periods ended September 30, 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

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

The following table represents the effect of related party transactions of the consolidated results of operations for the three and nine-month periods ended September 30, 2014 and 2013:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold (exclusive of depreciation)	$3,252	$—	$9,869	$—
Selling, general and administrative expenses (1)	1,172	2,309	3,615	7,630
Interest expense	51	3,998	152	12,435

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
OCI GP LLC	$598	$—	$1,813	$—
OCI Nitrogen B.V.	37	223	190	1,120
OCI Personnel B.V.	159	—	740	—
Contrack International Inc.	378	170	872	170
OCI Fertilizer	—	—	—	43
Orascom Construction Industries (“OCI Egypt”)	—	1,916	—	6,297

Total selling, general and administrative expenses – related party	1,172	2,309	3,615	7,630

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

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

During the three and nine-month periods ended September 30, 2014, costs totaling $3,850 and $11,682, respectively, were incurred under this contract and payable to OCI GP LLC in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Of this amount, $3,252 and $9,869 were included in cost of goods sold (exclusive of depreciation) for the wages directly attributable to revenue-producing operations during the three and nine-month periods ended September 30, 2014, respectively. No amounts were incurred under this contract during the three and nine-month periods ended September 30, 2013. Accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $2,994 and $1,776 as of September 30, 2014 and December 31, 2013, respectively.

The Partnership recorded amounts due to (i) OCI Nitrogen B.V. (“OCI Nitrogen”), an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V. (“OCI Personnel”), an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc. (“Contrack”), an indirect, wholly-owned subsidiary of OCI, and (iv) OCI Fertilizer, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $574 and $1,802 during the three and nine-months ended September 30, 2014, respectively, compared to $393 and $1,333 during the three and nine-months ended September 30, 2013, respectively. Accounts payable – related party include amounts incurred but unpaid to the aforementioned parties of $278 and $301 as of September 30, 2014 and December 31, 2013, respectively.

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

September 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Distributions and Payments to OCI USA and Its Affiliates

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In May 2013, OCIB distributed $30,000 of cash and $230,000 of proceeds from the Bridge Term B-2 Loan to OCI USA as a capital distribution. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of September 30, 2014, we have remitted $17,522 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $10,038 is recorded in accounts payable – related party on the unaudited condensed consolidated balance sheet as of September 30, 2014.

Intercompany Revolving Facility and Intercompany Term Facility

As indicated above in note 5(a), OCIB had related party debt during the three and nine-month periods ended September 30, 2014 and 2013 and had recorded interest expense of $51 and $152 during in the three and nine-month periods ended September 30, 2014, respectively, compared to $3,998 and $12,435 during in the three and nine-month periods ended September 30, 2013, respectively.

Construction Agreement with Orascom E&C USA Inc.

In March 2013, OCIB entered into a technical service agreement with OCI Construction Limited (“OCICL”), an indirect wholly-owned subsidiary of OCI N.V., for OCICL’s provision of management and construction services relating to the debottlenecking of OCIB’s methanol and ammonia production units (the “Technical Service Agreement”). OCIB incurred $0 and $1,125 during the three and nine-month periods ended September 30, 2013, respectively, of OCICL fees for the provision of management and construction services. No amounts were incurred under this contract during the three and nine-month periods ended September 30, 2014. Accounts Payable – related party include amounts incurred but unpaid to OCICL of $0 and $375 as of September 30, 2014 and December 31, 2013, respectively.

In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc., an indirect wholly-owned subsidiary of OCI N.V., pursuant to which Orascom E&C USA Inc. will undertake the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, the Technical Service Agreement was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C USA Inc. will be paid on a cost-reimbursable basis, plus a fixed fee that will equal 9% of the costs of the project, excluding any discounts. The contract allocates customary responsibilities to OCIB and Orascom E&C USA Inc. The agreement does not provide for the imposition of liquidated or consequential damages. Costs (including the fixed fee) were incurred under the Construction Contract in the amount of $34,592 and $76,760 during the three and nine-month periods ended September 30, 2014, respectively, compared to $10,269 and $12,154 during the three and nine-month periods ended September 30, 2013, respectively. All amounts incurred under this contact have been capitalized into construction in progress, which is a component of property plant and equipment shown in the unaudited condensed consolidated balance sheet. Accounts Payable – related party include amounts incurred but unpaid to Orascom E&C USA Inc. of $27,187 and $85 as of September 30, 2014 and December 31, 2013, respectively.

Other Transactions with Related Parties

Equity Commitment Agreement

On November 27, 2013, the Partnership entered into a new intercompany equity commitment agreement with OCI USA (the “Intercompany Equity Commitment”). Under the terms of the Intercompany Equity Commitment, OCI USA shall make an equity contribution not to exceed $100,000 to the Partnership if (a) prior to the completion of the debottlenecking project in 2014, the Partnership or OCIB have liquidity needs for working capital or other needs and the restrictions under the Amended Term Loan Facility or any other debt instrument prohibit the Partnership or OCIB from incurring sufficient additional debt to fund such liquidity needs; or (b) OCIB fails to comply with any of the financial covenants as of the last day of any fiscal quarter. During the nine-month period ended September 30, 2014, no equity contributions were received under this contract. On November 10, 2014, the Partnership drew $60,000 from this facility as discussed further in note 12.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

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

Standby Letter of Credit

On August 28, 2012, OCIB obtained a standby letter of credit (the “Letter of Credit”) from Citibank, N.A., in the amount of $282 in support of OCI USA’s office lease obligations. On August 10, 2014 OCIB assigned all duties, liabilities and obligations under the Letter of Credit to OCI USA, and in return, OCI USA remitted $282 to OCIB.

Management Support Fees

During the three and nine-month periods ended September 30, 2013, OCIB had related-party transactions with Orascom Construction Industries (“OCI Egypt”) in the amount of $1,916 and $6,297, respectively, related to management support fees, which are recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As indicated above, on October 9, 2013, in connection with the closing of the IPO, the Partnership entered into the Omnibus Agreement that, among other things, addresses certain aspects of the Partnership’s relationship with OCI and OCI USA, including the provision by OCI USA to the Partnership of certain services, including selling, general and administrative services and management and operating services relating to operating the Partnership’s business. Our obligation to pay management support fees to OCI Egypt was terminated after the completion of the IPO.

Note 7 — Significant Customers

During the three and nine-month periods ended September 30, 2014 and 2013, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended September 30, 2014	Nine-Months Ended September 30, 2014
Methanex	33.9%	34.1%
Koch (1)	25.8%	26.4%
Rentech	19.2%	14.6%
Lucite International	10.6%	8.2%

Customer name	Three-Months Ended September 30, 2013	Nine-Months Ended September 30, 2013

Methanex	28.4%	32.5%
Trammo, Inc. (f/k/a Transammonia, Inc.)	23.9%	17.9%
Koch (1)	22.3%	23.2%
Rentech	10.5%	14.1%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen, LLC and Koch Methanol, LLC.

The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 8 — Earnings per Limited Partner Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Three-Months Ended September 30, 2014	Nine-Months Ended September 30, 2014
Net income	$18,599	$88,532
Basic and diluted weighted average number of limited partner units outstanding	80,500,000	80,500,000
Basic and diluted net income per limited partner unit	$0.23	$1.10

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

The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three and nine-month periods ended September 30, 2014 and 2013.

Note 10 — Fair Value

The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of September 30, 2014. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of September 30, 2014 and December 31, 2013.

OCI PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Dollars in thousands, except per unit data)

Note 11 — Distributions

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit (1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2013 (2)	N/A	N/A	N/A	N/A
Second Quarter, ended June 30, 2013 (2)	N/A	N/A	N/A	N/A
Third Quarter, ended September 30, 2013 (2)	N/A	N/A	N/A	N/A
Fourth Quarter, ended December 31, 2013 (from October 9, 2013) (3)	$0.61367	$49,400	March 31, 2014	April 7, 2014
First Quarter, ended March 31, 2014	$0.41	$33,005	May 22, 2014	May 29, 2014
Second Quarter, ended June 30, 2014	$0.48	$38,640	August 22, 2014	August 28, 2014
Third Quarter, ended September 30, 2014	$0.26	$21,709	November 21, 2014	December 03, 2014

(1)	Cash distributions for a quarter are declared and paid in the following quarter.
(2)	Our common units did not commence trading on the NYSE until October 4, 2013, and consequently, no distributions were declared or paid for any periods prior to this date.
(3)	The distribution paid for the fourth quarter of 2013 represents our quarterly distribution prorated for the period beginning immediately after the date of the closing of our IPO, October 9, 2013, and ending on December 31, 2013.

Note 12 — Subsequent Events

On November 10, 2014, pursuant to the Intercompany Equity Commitment, the Partnership received a capital contribution of $60,000 from OCIP Holding LLC, an indirect wholly owned subsidiary of OCI, to help finance the shortfall of funding required to complete the debottlenecking project, and, in exchange, the Partnership issued 2,995,372 common units to OCIP Holding LLC. The common units were issued pursuant to a contribution agreement, dated November 10, 2014, by and among the Partnership, OCIP Holding LLC and OCI USA, at a price per common unit equal to the volume-weighted average trading price of a common unit on the NYSE, calculated over the consecutive 20-trading day period ending on the close of trading on the trading day immediately prior to the issue date. Immediately following the issuance of common units to OCIP Holding LLC on November 10, 2014, OCIP Holding LLC held 65,995,372 common units in the Partnership, representing a 79.04% limited partner interest.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors” in our Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	our reliance on a single facility for conducting our operations;

•	our limited operating history;

•	planned and unplanned downtime (including in connection with our debottlenecking project and maintenance turnarounds), shutdowns (either temporary or permanent) or restarts of existing methanol and ammonia facilities (including our own facility), including, without limitation, the timing and length of planned maintenance outages;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	our lack of contracts that provide for minimum commitments from our customers;

•	the cyclical nature of our business;

•	expected demand for methanol, ammonia and their derivatives;

•	expected methanol, ammonia and energy prices;

•	anticipated production rates at our plant;

•	our reliance on natural gas delivered to us by our suppliers, including a subsidiary of DCP Midstream Partners, LP (“DCP Midstream”) and a subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”);

•	expected levels, timing and availability of economically priced natural gas and other feedstock supplies to our plant;

•	expected operating costs, including natural gas and other feedstock costs and logistics costs;

•	expected new methanol or ammonia supply or restart of idled plant capacity and timing for start-up of new or idled production facilities;

•	our expected capital expenditures;

•	the impact of regulatory developments on the demand for our products;

•	global and regional economic activity (including industrial production levels);

•	a decrease in methanol production;

•	intense competition from other methanol and ammonia producers, including recent announcements by other producers, including other OCI affiliates, of their intentions to relocate, restart or construct methanol or ammonia plants in the Texas Gulf Coast region or elsewhere in the United States;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	the risk associated with changes, or potential changes, in governmental policies affecting the agricultural industry;

•	the hazardous nature of our products, potential liability for accidents involving our products that cause interruption to our business, severe damage to property or injury to the environment and human health and potential increased costs relating to the transport of our products;

•	our potential inability to obtain or renew permits;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of our products;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset and geographic diversification;

•	our dependence on a limited number of significant customers;

•	our ability to comply with employee safety laws and regulations;

•	the success of our debottlenecking project;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	additional risks, compliance costs and liabilities from expansions or acquisitions;

•	our reliance on our senior management team;

•	the potential shortage of skilled labor or loss of key personnel;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	restrictions in our debt agreements on our ability to distribute cash or conduct our business;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we will rely on in connection with New York Stock Exchange corporate governance requirements;

•	control of our general partner by OCI;

•	the conflicts of interest faced by our senior management team, which operates both us and our general partner;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners under our partnership agreement; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.

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

We are currently the largest merchant methanol producer in the United States with a maximum annual methanol production capacity of approximately 730,000 metric tons and a maximum annual ammonia production capacity of approximately 265,000 metric tons. During the first quarter of 2014, we began construction on a debottlenecking project that includes a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project will increase our maximum annual methanol production capacity by 25% to approximately 912,500 metric tons and our maximum annual ammonia production capacity by 15% to approximately 305,000 metric tons. In January of 2015, we expect to shut down our facility for approximately seven to eight weeks for the methanol production unit and four weeks for the ammonia production unit, in order to complete our debottlenecking project.

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

Our Debottlenecking Project

We have begun a project to expand our existing methanol and ammonia production capacity and have incurred, and expect to incur additional, significant costs and expenses for the construction and development of the project. We expect that the debottlenecking project will be completed in the first quarter of 2015 and currently estimate the total cash expenditures to complete the project has increased by approximately $70.0 million to $80.0 million, to a total of approximately $240.0 million to $250.0 million (including costs associated with a turnaround and environmental upgrades). Our estimate of total capital expenditures to complete the debottlenecking project is subject to numerous risk and uncertainties, and the actual amount of total capital expenditures required to complete the debottlenecking project may be greater than our current estimate. The increase in our forecasted remaining cost to complete the debottlenecking project is due to additional piping and structural steel quantities needed to complete the project, as well as, an increase in labor. In addition, management has decided to increase the scope of the turnaround project and replace additional equipment and refractories, which are heat-resistant materials that constitute the linings for high-temperature furnaces and reactors, during the upcoming planned downtime to improve reliability. We expect that we will shut down our facility for approximately seven to eight weeks for the methanol production unit and four weeks for the ammonia production unit, in January of 2015 in order to complete our debottlenecking project (including completion of the associated turnaround and environmental upgrades).

As of September 30, 2014, we had incurred approximately $161.7 million in expenditures related to the project, as shown in the table below. In addition, we received our Texas Commission on Environmental Quality (the “TCEQ”) permit on July 22, 2014, and our U.S. Environmental Protection Agency (the “EPA”) permit on August 1, 2014, which constitutes an important milestone in the overall progress of the project. We expect our depreciation expense will increase from the additional assets placed into service from our debottlenecking project. To the extent that we successfully complete our debottlenecking project, we expect that our production and sales volumes will be greater, and our raw material costs per unit will be lower in subsequent periods than in prior periods. As a result, our results of operations for periods prior to, during and after the completion of our debottlenecking project may not be comparable.

Below is a summary of the debottlenecking project costs incurred as of September 30, 2014:

Debottlenecking Project Costs

As of September 30, 2014

(in millions)

Project Expenditures paid as of September 30, 2014	$120.0
Accrued Project Expenditures	37.5
Capitalized Interest	4.2

Total	$161.7

Key Industry Factors

Supply and Demand

Revenues and cash flow from operations are significantly affected by methanol and ammonia prices. The price at which we ultimately sell our methanol and ammonia depends on numerous factors, including the global supply and demand for methanol and ammonia.

Methanol. The primary use of methanol is to make other chemicals, with approximately 60-65% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, such as plywood, particle board and laminates, resins to treat paper and plastic products, paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting.

Energy-related applications consume the remaining 35-40% of global methanol demand. Over the last few years, high oil prices have driven strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”) and Methyl tertiary-butyl ether (“MTBE”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States, but outside of the United States, methanol is used as a direct fuel for automobile engines, as a fuel blended with gasoline and as an octane booster in reformulated gasoline.

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

For the three-months ended September 30, 2014, natural gas feedstock costs represented approximately 49.6% of our total cost of goods sold (exclusive of depreciation), as compared to 49.1% during the three-months ended September 30, 2013. During the three-months ended September 30, 2014, we spent approximately $27.9 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $4.28, as compared to approximately $24.0 million on natural gas feedstock supplies and an average cost per MMBtu of approximately $3.74 during the three-months ended September 30, 2013.

For the nine-months ended September 30, 2014, natural gas feedstock costs represented approximately 60.9% of our total cost of goods sold (exclusive of depreciation), as compared to 58.6% during the nine-months ended September 30, 2013. During the nine-months ended September 30, 2014, we spent approximately $100.3 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $4.67, as compared to approximately 84.0 million on natural gas feedstock supplies and an average cost per MMBtu of approximately $3.80 during the nine-months ended September 30, 2013.

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

Key Operational Factors

Product Sales Contracts

We are party to methanol sales contracts with Methanex, Koch Methanol LLC, ExxonMobil, Arkema and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the nine-months ended September 30, 2014, methanol sales contracts with Methanex and Koch Methanol, LLC accounted for approximately 34.1% and 22.0%, respectively, of our total revenues.

We are party to ammonia sales contracts with Rentech, Koch Nitrogen, LLC, Transammonia, Lucite, and DuPont. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the nine-months ended September 30, 2014, ammonia sales contracts with Rentech accounted for approximately 14.6% of our total revenues.

During the nine-months ended September 30, 2014, we delivered approximately 50.2% of our total sales by barge, 47.8% of our total sales by pipeline, and approximately 2.0% of our total sales through our methanol truck loading facility.

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

During the three-month period ended September 30, 2014, our methanol and ammonia production units were in operation for 72 days and 85 days, respectively, as compared to 71 and 92 days, respectively, during the three-month period ended September 30, 2013. During the three-month period ended September 30, 2014, our methanol and ammonia production units were shut down for 20 days and 7 days, respectively, due to electrical power outages and repairs to our reformer. During the three-month period ended September 30, 2013, we experienced 21 days of unplanned downtime as we took our methanol unit offline to repair our syngas machine.

During the nine-month period ended September 30, 2014, our methanol and ammonia production units were in operation for 239 days and 249 days, respectively, as compared to 251 and 257 days, respectively during the nine-month period ended September 30, 2013. There was a period of unplanned downtime early in the first quarter of 2014, as a result of an electrical power outage and in the third quarter of 2014, as a result of electrical power outages and repairs to our reformer.

We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately 40 days and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We plan to undertake a turnaround as part of our debottlenecking project that is expected to be completed in January of 2015, which will result in approximately seven to eight weeks of downtime in the methanol production unit and four weeks of downtime in the ammonia production unit. We expect that the next turnaround after the completion of the debottlenecking project will occur in 2018.

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

We produced approximately 62,276 metric tons of ammonia and approximately 136,307 metric tons of methanol during the three-months ended September 30, 2014, representing capacity utilization rates of 93% and 74% for the ammonia and methanol production units, respectively, as compared to production of approximately 63,885 metric tons of ammonia and 131,756 metric tons of methanol during the three-months ended September 30, 2013, representing capacity utilization rates of 96% and 72% for the ammonia and methanol production units, respectively.

We produced approximately 191,116 metric tons of ammonia and approximately 461,440 metric tons of methanol during the nine-months ended September 30, 2014, representing capacity utilization rates of 96% and 85% for the ammonia and methanol production units, respectively, as compared to production of approximately 192,787 metric tons of ammonia and 479,200 metric tons of methanol during the nine-months ended September 30, 2013, representing capacity utilization rates of 97% and 88% for the ammonia and methanol production units, respectively. Our capacity utilization rate for the nine-months ended September 30, 2014 was lower than the capacity utilization rate for the nine-months ended September 30, 2013 due to the unplanned downtime experienced in the first and third quarters of 2014.

EBITDA

EBITDA is defined as net income plus (i) interest expense and other financing costs (ii) income tax expense, (iii) depreciation expense and (iv) net loss on extinguishment of debt. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

Cost of Goods Sold (exclusive of depreciation)

Our cost of goods sold (exclusive of depreciation) consists of costs related to the production of methanol and ammonia. Raw material purchases, such as natural gas and hydrogen, represent the largest component of our total cost of goods sold (exclusive of depreciation). For the three and nine-months ended September 30, 2014, natural gas feedstock costs represented approximately 49.6% and 60.9%, respectively, of our total cost of goods sold (exclusive of depreciation) compared to approximately 49.1% and 58.6% during the three and nine-months ended September 30, 2013, respectively. Our remaining cost of goods sold (exclusive of depreciation) typically consists of purchases of hydrogen and nitrogen feedstock, as well as monthly fixed charges related to labor, maintenance and utilities expenditures.

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and nine-months ended September 30, 2014 and 2013. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and on-stream factors.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$18,599	$24,132	$88,532	$105,134
Add:
Interest expense	4,157	5,015	14,694	11,698
Interest expense – related party	51	3,998	152	12,435
Income tax expense	283	428	1,174	1,402
Depreciation expense	5,852	5,549	17,208	16,627
Loss on extinguishment of debt	—	2,493	—	2,493
EBITDA	$28,942	$41,615	$121,760	$149,789

	Production (in tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For Three-Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Ammonia	62,276	63,885	93%	96%	$4.28	$3.74
Methanol	136,307	131,756	74%	72%	$4.28	$3.74

	For Nine-Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Ammonia	191,116	192,787	96%	97%	$4.67	$3.80
Methanol	461,440	479,200	85%	88%	$4.67	$3.80

(1)	Calculated by total production volumes for a production unit for a given period, divided by the production capacity of that production unit
(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2013:

Revenues

	For the Three-Months Ended September 30,
	2014	2013
	(in thousands)
Total revenues	$90,471	$95,790

	For the Three-Months Ended September 30, 2014		For the Three-Months Ended September 30, 2013
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	56.0	$28,456	75.9	$35,782
Methanol - Procured	—	—	3.6	1,589
Methanol - Produced	157.0	61,836	131.9	58,061
Other	—	179	—	358
Total	213.0	$90,471	211.4	$95,790

Our total revenues were approximately $90.5 million for the three-months ended September 30, 2014 compared to approximately $95.8 million for the three-months ended September 30, 2013. Our methanol revenues were approximately $61.8 million for the three-months ended September 30, 2014 compared to approximately $59.7 million for the three-months ended September 30, 2013, representing a 3.5% increase. Our ammonia revenues were approximately $28.5 million for the three-months ended September 30, 2014 compared to approximately $35.8 million for the three-months ended September 30, 2013. This 20.4% decrease in ammonia revenues was due to a decrease in our ammonia sales volumes, partially offset by an increase in our realized ammonia sales price per metric ton.

We sold approximately 157,000 metric tons of methanol during the three-months ended September 30, 2014 compared to 131,900 metric tons of produced methanol and 3,600 metric tons of procured methanol during the three-months ended September 30, 2013, which represents an increase in sales volumes of 15.9%. During the second quarter of 2014, customers deferred purchases in anticipation of lower prices as a result of high industry inventory levels and strong global production. This led to an accumulation of methanol inventory at the end of the second quarter of 2014, which was subsequently sold during the three-months ended September 30, 2014. During July and August 2013, we experienced unplanned downtime as we took our methanol unit offline to repair our syngas machine. During this unplanned downtime we purchased and sold methanol to meet additional sales commitments to our customers. The average sales prices per metric ton for methanol during the three-months ended September 30, 2014 was $393.86 per metric ton compared to $440.22 per metric ton for the three-months ended September 30, 2013, which represents a decrease in average sales prices of 10.5%. During late 2013 and early 2014, methanol sales volumes and prices were elevated due to global supply disruptions caused by production issues, natural gas supply restrictions or, in some cases, higher natural gas prices. During the three-months ended September 30, 2014, methanol prices fell as global production recovered and outpaced demand growth. Sales of methanol comprised approximately 68.3% of our total revenues for the three-months ended September 30, 2014 compared to 62.3% of our total revenues for the three-months ended September 30, 2013.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous eleven fiscal quarters.

	Average Methanol Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$529.43	$410.97	$458.08
June 30	$470.09	$443.43	$398.54
September 30	$393.86	$440.22	$367.12
December 31	—	$484.92	$378.50

We sold approximately 55,950 metric tons of ammonia during the three-months ended September 30, 2014 compared to approximately 75,900 metric tons of ammonia during the three-months ended September 30, 2013, which represents a decrease in sales volumes of 26.3%. At the end of the second quarter of 2013, there was an accumulation of excess ammonia inventory which was subsequently sold in the third quarter of 2013, causing a decrease in sale volumes in 2014 as compared to the comparable period in 2013. The average sales prices per metric ton for ammonia during the three-months ended September 30, 2014 was $508.14 per metric ton compared to $471.44 per metric ton for the three-months ended September 30, 2013, which represents an increase in sales prices of 7.8%. Ammonia prices fell during late 2013 and early 2014, as a result of poor weather conditions in the United States. During late March 2014 and early April 2014, the spring planting season commenced in the United States causing an increase in demand for ammonia, as well as an increase in ammonia prices. Sales of ammonia comprised approximately 31.5% of our total revenues for the three-months ended September 30, 2014 compared to 37.4% of our total revenues for the three-months ended September 30, 2013.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous eleven fiscal quarters.

	Average Ammonia Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$408.18	$640.76	$442.66
June 30	$511.46	$569.84	$491.53
September 30	$508.14	$471.44	$662.71
December 31	—	$452.61	$679.92

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended		For the Three-Months Ended
	September 30, 2014		September 30, 2013
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$27,941	49.6%	$23,979	49.1%
Hydrogen	5,971	10.6	6,549	13.4
Nitrogen	1,633	2.9	1,544	3.2
Maintenance	7,445	13.2	4,925	10.1
Labor	4,473	7.9	2,407	4.9
Other	8,832	15.7	9,409	19.3

Total	$56,295	100.0%	$48,813	100.0%

Cost of goods sold (exclusive of depreciation) was approximately $56.3 million and 62.2% of revenue for the three-months ended September 30, 2014 compared to cost of goods sold (exclusive of depreciation) of approximately $48.8 million and 51.0% of revenues for the three-months ended September 30, 2013. This increase in cost of goods sold (exclusive of depreciation) for the three-months ended September 30, 2014 compared to the three-months ended September 30, 2013 was primarily due to increased natural gas prices. Our purchase price for natural gas increased from an average of $3.74 per MMBtu for the three-month period ended September 30, 2013 to an average of $4.28 per MMBtu for the three-month period ended September 30, 2014, an increase of 14.4%. During the first quarter of 2014, our purchase price of natural gas rose to $5.07 due to the extremely cold winter weather experienced in the United States which resulted in an increase in demand and a reduction in supply reserves. Since the first quarter of 2014, our purchase price of natural gas has decreased by 15.6%.

Depreciation Expense

Depreciation expense was approximately $5.9 million for the three-months ended September 30, 2014 compared to approximately $5.5 million for the three-months ended September 30, 2013. This increase was primarily due to assets placed in service in 2014.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $5.3 million for the three-months ended September 30, 2014 compared to approximately $5.4 million for the three-months ended September 30, 2013. This 2.0% decrease is due to a management fee paid to Orascom Construction Industries (“OCI Egypt”) that was terminated and subsequently replaced with the Omnibus Agreement (as defined below) upon the completion of the IPO and a consulting contract that has since been terminated. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

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

Interest Expense

Interest expense was approximately $4.2 million for the three-months ended September 30, 2014 compared to $5.0 million for the three-months ended September 30, 2013. We capitalized $1.8 million of interest expense in three-months ended September 30, 2014, as compared to no interest capitalized in the three-months ended September 30, 2013. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This increase in capitalized interest is due to the commencement of the debottlenecking project.

Interest expense–related party was approximately $51,000 for the three-months ended September 30, 2014 compared to $4.0 million for the three-months ended September 30, 2013. Interest expense–related party relates to interest on our intercompany debt and the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”). This decrease is due to the repayment of our Intercompany Term Facility on November 27, 2013.

Loss on extinguishment of debt

Loss on extinguishment of debt was approximately $2.5 million for the three-months ended September 30, 2013. This loss was due to the repayment of our borrowing under the $360.0 million senior secured term loan credit facility agreement (the “Bridge Term Loan Credit Facility”) in August 2013 and the resulting recognition of an expense for all remaining bridge loan fees in the quarter ended September 30, 2013. There were no such losses on extinguishment of debt during the three-months ended September 30, 2014.

THE RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2013:

Revenues

	For the Nine-Months Ended September 30,
	2014	2013
	(in thousands)
Total revenues	$303,497	$314,852

	For the Nine-Months Ended September 30, 2014		For the Nine-Months Ended September 30, 2013
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	185.3	$88,794	189.4	$104,558
Methanol - Procured	—	—	3.6	1,589
Methanol - Produced	463.1	214,306	484.2	208,347
Other	—	397	—	358
Total	648.4	$303,497	677.2	$314,852

Our total revenues were approximately $303.5 million for the nine-months ended September 30, 2014 compared to approximately $314.9 million for the nine-months ended September 30, 2013. Our methanol revenues were approximately $214.3 million for the nine-months ended September 30, 2014 compared to approximately $208.3 million for the nine-months ended September 30, 2013. This 2.9% increase in methanol revenues was due to an increase in our methanol sales volumes, partially offset by a reduction in our realized methanol sales price per metric ton. Our ammonia revenues were approximately $88.8 million for the nine-months ended September 30, 2014 compared to approximately $104.6 million for the nine-months ended September 30, 2013. This 15.1% decrease in ammonia revenues was due to a decrease in our realized ammonia sales price per metric ton, coupled with a decrease in our ammonia sales volumes.

We sold approximately 463,100 metric tons of methanol during the nine-months ended September 30, 2014 compared to 484,200 metric tons of produced methanol and 3,600 tons of procured methanol during the nine-months ended September 30, 2013. This represents a decrease in sales volumes of 5.1%, partially attributed to the unplanned downtime experienced in the first and third quarters of 2014. The average sales prices per metric ton for methanol during the nine-months ended September 30, 2014 was $462.76 per metric ton compared to $430.29 per metric ton for the nine-months ended September 30, 2013. While prices were 7.0% higher compared to the comparable period in 2013, they were 25.6% lower during the three-months ended September 30, 2014, than the average sales price during the three-months ended March 31, 2014. During late 2013 and early 2014, methanol sales volumes and prices were elevated due to global supply disruptions caused by production issues, natural gas supply restrictions or, in some cases, higher natural gas prices. During the nine-months ended September 30, 2014, methanol prices fell as global production recovered and outpaced demand growth. Sales of methanol comprised approximately 70.6% of our total revenues for the nine-months ended September 30, 2014 compared to 66.7% of our total revenues for the nine-months ended September 30, 2013.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous eleven fiscal quarters.

	Average Methanol Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$529.43	$410.97	$458.08
June 30	$470.09	$443.43	$398.54
September 30	$393.86	$440.22	$367.12
December 31	—	$484.92	$378.50

We sold approximately 185,300 metric tons of ammonia during the nine-months ended September 30, 2014 compared to approximately 189,400 metric tons of ammonia during the nine-months ended September 30, 2013, which represents a decrease of 2.2%. The average sales prices per metric ton for ammonia during the nine-months ended September 30, 2014 was $479.19 per metric ton compared to $552.05 per metric ton for the nine-months ended September 30, 2013. While prices were 13.2% lower compared to the comparable period in 2013, they were 24.5% higher during the three-months ended September 30, 2014, than the average sales price during the three-months ended March 31, 2014. Ammonia prices fell during late 2013 and early 2014, as a result of poor weather conditions in the United States. During late March 2014 and early April 2014, the spring planting season commenced in the United States causing an increase in demand for ammonia, as well as an increase in ammonia prices. Sales of ammonia comprised approximately 29.3% of our total revenues for the nine-months ended September 30, 2014 compared to 33.2% of our total revenues for the nine-months ended September 30, 2013.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous eleven fiscal quarters.

	Average Ammonia Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$408.18	$640.76	$442.66
June 30	$511.46	$569.84	$491.53
September 30	$508.14	$471.44	$662.71
December 31	—	$452.61	$679.92

Cost of Sales (exclusive of depreciation)

	For the Nine-Months Ended September 30, 2014		For the Nine-Months Ended September 30, 2013
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$100,274	60.9%	$83,954	58.6%
Hydrogen	18,266	11.1	17,794	12.4
Nitrogen	4,745	2.9	5,048	3.5
Maintenance	18,265	11.1	14,162	9.9
Labor	12,340	7.5	7,063	4.9
Other	10,839	6.6	15,245	10.6
Total	$164,729	100.0%	$143,266	100.0%

Cost of goods sold (exclusive of depreciation) was approximately $164.7 million and 54.3% of revenue for the nine-months ended September 30, 2014 compared to cost of goods sold (exclusive of depreciation) of approximately $143.3 million and 45.5% of revenues for the nine-months ended September 30, 2013. This increase in cost of goods sold (exclusive of depreciation) for the nine-months ended September 30, 2014 compared to the nine-months ended September 30, 2013 was primarily due to increased natural gas prices as well as repair costs associated with the unplanned downtime during the first and third quarters. Our purchase price for natural gas increased from an average of $3.80 per MMBtu for the nine-month period ended September 30, 2013 to an average of $4.67 per MMBtu for the nine-month period ended September 30, 2014, an increase of 22.9%. During the first quarter of 2014, our purchase price of natural gas rose to $5.07 due to the extremely cold winter weather experienced in the United States which resulted in an increase in demand and a reduction in supply reserves. Since the first quarter of 2014, our purchase price of natural gas has decreased by 15.6%.

Depreciation Expense

Depreciation expense was approximately $17.2 million for the nine-months ended September 30, 2014 compared to approximately $16.6 million for the nine-months ended September 30, 2013. This increase was primarily due to assets placed in service in 2014.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $17.8 million for the nine-months ended September 30, 2014 compared to approximately $21.8 million for the nine-months ended September 30, 2013. This 18.3% decrease is due to a management fee paid to OCI Egypt that was terminated and subsequently replaced with the Omnibus Agreement upon the completion of the IPO and a consulting contract that has since been terminated. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

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

Interest Expense

Interest expense was approximately $14.7 million for the nine-months ended September 30, 2014 compared to $11.7 million for the nine-months ended September 30, 2013, due to an increase in borrowings at an increased rate. We capitalized $4.0 million of interest expense in nine-months ended September 30, 2014, as compared to no interest capitalized in the nine-months ended September 30, 2013.

Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This increase in capitalized interest is due to the commencement of the debottlenecking project.

Interest expense–related party was approximately $0.2 million for the nine-months ended September 30, 2014 compared to $12.4 million for the nine-months ended September 30, 2013. Interest expense–related party relates to interest on our intercompany debt and the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer. This decrease is due to the repayment of our Intercompany Term Facility on November 27, 2013.

Loss on extinguishment of debt

Loss on extinguishment of debt was approximately $2.5 million for the nine-months ended September 30, 2013. This loss was due to the repayment of our borrowing under $360.0 million the Bridge Term Loan Credit Facility in August 2013 and the resulting recognition of an expense for all remaining bridge loan fees in the quarter ended September 30, 2013. There were no such losses on extinguishment of debt during the nine-months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to finance current operations, fund capital expenditures, service our debt and pay distributions to our partners. We expect to fund our operating needs, including debottlenecking, turnaround, and maintenance capital expenditures, primarily from a combination of operating cash flow, cash-on-hand and our sources of liquidity. Pursuant to the

Intercompany Equity Commitment (as define below), we will also fund a portion of the costs of our debottlenecking project with a $60.0 million capital contribution that was made on November 10, 2014, by OCIP Holding LLC, an indirect wholly owned subsidiary of OCI. We believe that our current and expected sources of liquidity, including the $60.0 million capital contribution by OCIP Holding LLC, will be adequate to fund these operating needs and capital expenditures for the next 12 months.

Our sources of liquidity include $40.0 million of borrowing capacity under the Intercompany Revolving Facility with OCI Fertilizer, $100.0 million of borrowing capacity under the Intercompany Term Facility with OCI Fertilizer, $40.0 million of remaining liquidity available through the Intercompany Equity Commitment (as defined below) with OCI USA (following the $60.0 million capital contribution on November 10, 2014), $100.0 million of borrowing capacity under the Term Loan B Credit Facility (as defined below) that we may draw upon subject to the agreement of the lenders under that facility, and $40.0 million of borrowing capacity under the Revolving Credit Agreement (as defined below) with a letter of credit sublimit of $20.0 million and a swing-line sublimit of $5.0 million. Combined borrowings under the Revolving Credit Agreement and the Intercompany Revolving Facility shall not exceed $40.0 million. We intend to continue to fund the costs of our debottlenecking project primarily with a portion of the proceeds from our IPO, as well as the $60.0 million capital contribution by OCIP Holding LLC under the terms of the Intercompany Equity Commitment. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. In the event that we pursue any other expansion projects or acquisitions, in addition to the debottlenecking project, we would likely require additional external financing.

Cost overruns related to our debottlenecking project could impair our ability to comply with financial and other covenants contained in our Term Loan B Credit Facility and Revolving Credit Facility. Our ability to comply with the covenant restrictions contained in our debt agreements is affected, among other things by the timing and costs to complete, and operating results following the completion of, the debottlenecking project. In the event that we were, or would be in default under our applicable debt covenants, we would attempt to cure the default by one or a combination of (i) amending the covenant restrictions contained in our debt agreements, subject to the lenders’ agreement (ii) additional capital contributions under the Intercompany Equity commitment, and (iii) borrowings under the Intercompany Term Loan Facility.

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

On August 8, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period April 1, 2014 through and including June 30, 2014 of $0.48 per unit, or approximately $38.6 million in the aggregate. The cash distribution was paid on August 28, 2014 to unitholders of record at the close of business on August 22, 2014.

On November 7, 2014, the board of directors of our general partner declared a cash distribution to our common unitholders for the period July 1, 2014 through and including September 30, 2014 of $0.26 per unit, or approximately $21.7 million in the aggregate. The cash distribution will be paid on December 3, 2014 to unitholders of record at the close of business on November 21, 2014.

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

Intercompany Term Facility

On September 15, 2013, OCIB entered into a new intercompany term facility agreement (the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer. As of September 30, 2014, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility was initially established to fund the upgrade of our facility that was completed in July 2012, satisfy working capital requirements and for general corporate purposes. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Amended Term Loan Facility and the Amended Revolving Credit Facility. In connection with the Intercompany Repayment from the proceeds of the Incremental Term Loans described above, on November 27, 2013, OCIB entered into Amendment No. 1 (the “Intercompany Term Amendment”) to the Intercompany Term Facility. Pursuant to the Intercompany Term Amendment, OCI Fertilizer agreed to lend up to $100.0 million to OCIB after the effectiveness of the Intercompany Repayment. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed below, plus (ii) 0.25%.

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

On November 10, 2014, OCIP Holding LLC, an indirect wholly owned subsidiary of OCI, made a $60.0 million capital contribution to use pursuant to the Intercompany Equity Commitment in exchange for 2,995,372 common units.

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

Other than as specifically modified by Term Loan Amendment No. 2, the Term B-3 Loans have terms and provisions identical to those that applied to the Term B-2 Loans. The Term B-3 Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B-3 Loans, and related fees and expenses, are unconditionally guaranteed by OCIP and OCI USA and are secured by pari passu senior secured liens on substantially all of OCIB’s and OCIP’s assets, as well as the assets of certain future subsidiaries of OCIP (OCI USA does not provide any security in connection with its guarantee). The Term B-3 Loans are subject to mandatory quarterly repayments equal to 0.25% of the aggregate principal amount of the Term B-3 Loans outstanding on the Term Loan Amendment No. 2 effective date. Interest on the Term B-3 Loans accrues, pursuant to the terms of Term Loan Amendment No. 2, at OCIB’s option, at adjusted LIBOR plus 4.00% per annum or the alternate base rate plus 3.00%, but if OCIB has received both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. The Term Loan B Credit Facility contains customary covenants and conditions. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated. In addition, OCIB may not permit, on the last day of any fiscal quarter, (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to March 31, 2015, 2.00 to 1.00 and (y) in the case of the fiscal quarter ending March 31, 2015 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. As of September 30, 2014, OCIB’s consolidated senior secured net leverage ratio was 1.75 to 1.00, and its consolidated interest coverage ratio was 8.74 to 1.00.

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

On September 18, 2014, Standard & Poor’s (“S&P”) assigned its “B” (Stable) corporate credit rating to OCIB, and, its “B” rating to the Term Loan B Credit Facility.

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

Under the Amended Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. OCIB must maintain a consolidated senior secured net leverage ratio not greater than 2.00 to 1.00 for each fiscal quarter ending prior to March 31, 2015, and not greater than 1.75 to 1.00 thereafter. Furthermore, OCIB may not permit the consolidated interest coverage ratio to be less than 5.00 to 1.00. As of September 30, 2014, OCIB’s consolidated senior secured net leverage ratio was 1.75 to 1.00, and its consolidated interest coverage ratio was 8.74 to 1.00.

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

We recorded maintenance capital expenditures of $3.3 million and $7.9 million for the three and nine-months ended September 30, 2014, respectively, compared to approximately $0.3 million and $0.4 million for the three and nine-months ended September 30, 2013, respectively. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately 40 days and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We plan to undertake a turnaround as part of our debottlenecking project that is expected to be completed in January of 2015, which will result in approximately seven to eight weeks of downtime for the methanol production unit and four weeks of downtime for the ammonia production unit. We expect that the next turnaround after the completion of the debottlenecking project will occur in 2018.

Our expansion capital expenditures totaled approximately $62.0 million and $127.7 million for the three and nine-months ended September 30, 2014, respectively, compared to $15.3 million and $30.4 million for the three and nine-months ended September 30, 2013, respectively, for expenditures related to our debottlenecking project and other budgeted capital projects. We expect that the debottlenecking project will be completed in the first quarter 2015 and currently estimate the total cash expenditures to complete the project has increased by approximately $70.0 million to $80.0 million, to a total of approximately $240.0 million to $250.0 million (including costs associated with a turnaround and environmental upgrades). Our estimate of total capital expenditures to complete the debottlenecking project is subject to numerous risk and uncertainties, and the actual amount of total capital expenditures required to complete the debottlenecking project may be greater than our current estimate. The increase in our forecasted remaining cost to complete the debottlenecking project is due to additional piping and structural steel quantities needed to complete the project, as well as, an increase in labor. In addition, management has decided to increase the scope of the turnaround project and replace additional equipment and refractories, which are heat-resistant materials that constitute the linings for high-temperature furnaces and reactors, during the upcoming planned downtime to improve reliability. We expect that we will shut down our facility for approximately seven to eight weeks for the methanol production unit and four weeks for the ammonia production unit, in January 2015 in order to complete our debottlenecking project (including completion of the associated turnaround and environmental upgrades). As of September 30, 2014, we had incurred approximately $161.7 million in expenditures related to the project, as shown in the table below. In addition, we received our TCEQ permit on July 22, 2014, and our EPA permit on August 1, 2014, which constitutes an important milestone in the overall progress of the project.

Below is a summary of the debottlenecking project costs incurred as of September 30, 2014:

Debottlenecking Project Costs

As of September 30, 2014

(in millions)

Project Expenditures paid as of September 30, 2014	$120.0
Accrued Project Expenditures	37.5
Capitalized Interest	4.2

Total	$161.7

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

In May 2014, we announced implementation of our state-of-the-art methanol truck loading facility, a former expansion capital expenditure. We have sold approximately 12,800 metric tons of methanol as of September 30, 2014, and expect to sell up to approximately 80,000 metric tons of methanol on an annual basis via the new truck loading facility.

CASH FLOWS

Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.

The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Nine-Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$123,855	$87,445
Investing activities	(92,681)	(20,811)
Financing activities	(121,045)	(44,834)
Net increase (decrease) in cash and cash equivalents	$(116,366)	$21,800

Operating Activities

Net cash provided by operating activities for the nine-months ended September 30, 2014 was approximately $123.9 million. We had net income of approximately $88.5 million for the nine-months ended September 30, 2014. During this period, we recorded depreciation expense of $17.2 million and amortization of debt issuance costs of $2.2 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $16.4 million during the nine-months ended September 30, 2014. The decrease in accounts receivable is due to a decrease in the realized methanol sales prices and volumes in September 2014 compared to December 2013. Monthly sales decreased to $27.8 million in September 2014 as compared to $45.3 million in December 2013. Other current assets and prepaid expenses decreased by $0.9 million due to the amortization of prepaid insurance policies. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $2.5 million due to the settlement of obligations to our suppliers. Accounts payable – related party (excluding non-cash accruals of property, plant and equipment) increased by $1.2 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) increased by $4.2 million due to a realization of expenses in connection with a long-term incentive bonus to be paid out to all employees in January 2015. Accrued interest (excluding capitalized interest) decreased by $4.3 million due to the capitalization of $4.0 million in interest expense in connection with the debottlenecking project.

Net cash provided by operating activities for the nine-months ended September 30, 2013 was approximately $87.4 million. We had net income of $105.1 million for the nine-months ended September 30, 2013. During this period, we recorded depreciation expense of $16.6 million and amortization of debt issuance costs of $2.8 million, and a loss on the extinguishment of debt of $2.5 million. At

September 30, 2013, the Company had advances due from related party of $8.1 million related to expenditures paid by the Company (a) to fund a related party’s construction of a facility which will be owned and operated by the related party and (b) to fund a separate related party’s start-up expenses. Prepaid interest (related party) increased by $2.4 million, while accrued interest (related party) decreased by $20.2 million during the nine-months ended September 30, 2013. This is due to a $35.0 million related party interest payment made to OCI Fertilizer in March 2013 to pay $24.6 million in accrued interest (related party), leaving $10.4 million of prepaid interest (related party). Monthly interest expense (related party) on the OCI Fertilizer intercompany loans were offset against the original $10.4 million of prepaid interest (related party). As of September 30, 2013 the balance in prepaid interest (related party) was $2.4 million. Other current assets and prepaid expenses increased by $4.3 million during the nine-months ended September 30, 2013 as the Company paid $4.0 million to obtain a new business interruption insurance policy in August 2013. Accounts payable and other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) decreased by $5.3 million and $3.1 million, respectively, due to the settlement of obligations to contractors that assisted with the refurbishment of our methanol unit. Accounts payable (related party) increased by $2.4 million due to management fees accrued and payable to OCI Egypt.

Investing Activities

Net cash used in investing activities was approximately $92.7 million and $20.8 million, respectively, for the nine-months ended September 30, 2014 and 2013. The increase in net additions of property, plant, equipment and construction in progress of $71.9 million for the nine-months ended September 30, 2014 compared to the nine-months ended September 30, 2013 was primarily due to the commencement of the debottlenecking project.

Financing Activities

Net cash used in financing activities was approximately $147.5 million for the nine-months ended September 30, 2014 compared to $44.8 million net cash used by financing activities for the nine-months ended September 30, 2013. During the nine-months ended September 30, 2014, we repaid borrowings of $3.0 million on the Term B Loan Credit Facility, remitted $17.5 million of the transferred trade receivables to OCI USA, paid cash distributions to unitholders of $121.0 million and paid $6.0 million in deferred financing costs associated with Amendment No. 2 to the Term Loan B Credit Facility and the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

During the nine-months ended September 30, 2013, we received net proceeds from borrowings of $342.7 million (after debt issuance costs of $11.9 million), repaid borrowings of $125.0 million to extinguish the Prior Credit Facility, and made distributions of $260.0 million to OCI USA, and capitalized expenses of $2.6 million related to the IPO.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at September 30, 2014:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term B-3 Loan – Principal Payments	396,010	3,980	7,960	384,070	—
Interest Payments on third party debt (1)	96,116	20,227	39,449	36,440	—
Interest Payments on related party debt	1,077	203	406	406	62
Hydrogen supply contract (2)	187,000	26,400	52,800	52,800	55,000
Natural gas supply contract (2)	12,103	12,103	—	—	—
Nitrogen supply contract (2)	54,863	7,079	14,158	14,158	19,468
Purchase commitments	31,043	31,043	—	—	—
Orascom E&C USA Inc. (3)	48,031	48,031	—	—	—

Total	826,243	149,066	114,773	487,874	74,530

(1)	Interest rate on floating rate debt is based on the rate of 5.00% for the Term Loan B Credit Facility.
(2)	Quantities of feedstock to be purchased are subject to change based on our current and expected production, market dynamics and market reports.
(3)	Please read Item 13—“Certain Relationships and Related Transactions, and Director Independence—Construction Agreement with Orascom E&C USA Inc.” in our Annual Report and note 6 to the unaudited condensed consolidated financial statements included in this report for additional information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of September 30, 2014, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 4.00% per annum or the alternate base rate plus 3.00%. If OCIB receives both (a) a corporate credit rating of B from S&P and (b) a corporate family rating of Ba3 from Moody’s (in each case with at least a stable outlook), or better, such rates will immediately be reduced by 0.50% until such time, if any, as such ratings are no longer in effect. Interest on borrowings under the Intercompany Revolving Facility will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-3 Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Under the terms of the Intercompany Term Facility, interest on the intercompany term loan will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Term B-3 Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2014, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.0 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. We have supply agreements with Kinder Morgan and DCP Midstream to supply natural gas required for our production of methanol and ammonia. As of September 30, 2014, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $31.0 million.

In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of September 30, 2014, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $36.5 million, based on an annual methanol volume of 730,000 metric tons. As of September 30, 2014, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $13.3 million, based on an annual ammonia volume of 265,000 metric tons.

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

Management has taken steps to remediate the GITC deficiencies, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel. Management began to implement these remedial steps during the first quarter of 2014 and expects that these steps will be substantially implemented and tested by December 31, 2014. In accordance with our internal control compliance program, the material weakness is not considered remediated until the remediation processes have been operational for a sufficient period of time and successfully tested. Solely as a result of the material weakness in internal control over financial reporting relating to GITC deficiencies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, as well as our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, except for the risk factor set forth below.

Cost overruns related to our debottlenecking project could raise the likelihood that we breach a financial covenant contained in our debt agreements. If we were unable to comply with applicable financial covenants contained in our debt agreements in any quarter, our ability to pay distributions to unitholders could be adversely affected.

Cost overruns related to our debottlenecking project could impair our ability to comply with financial and other covenants contained in our term loan credit facility and revolving credit facility. We currently expect that the debottlenecking project will be completed in the first quarter of 2015 and currently estimate the total cash expenditures to complete the project has increased by approximately $70.0 million to $80.0 million, to a total of approximately $240.0 million to $250.0 million (including costs associated with a turnaround and environmental upgrades). Our estimate of total capital expenditures to complete the debottlenecking project is subject to numerous risk and uncertainties, and the actual amount of total capital expenditures required to complete the debottlenecking project may be greater than our current estimate. As of September 30, 2014, we had $396.0 million of debt outstanding, excluding an unamortized debt discount of approximately $3.6 million. Our ability to pay distributions to our unitholders is subject to covenant restrictions under the agreements governing our indebtedness. We expect that our ability to make distributions to our unitholders will depend, in part, on our ability to satisfy applicable covenants as well as the absence of a default or event of default under the agreements governing our indebtedness. If we were unable to comply with any such covenant restrictions in any quarter, our ability to pay distributions to unitholders would be adversely affected. In addition, any failure to comply with these covenants could result in a default under our debt agreements. Our ability to comply with the covenant restrictions contained in our debt agreements is affected by, among other things, the timing and costs to complete, and operating results following the completion of, the debottlenecking project. Upon a default, unless waived or cured, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350

3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350

3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098

3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2013	001-36098

10.1*	Amendment No. 1, dated as of June 13, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	June 19, 2014	001-36098

10.2*	Amendment No. 3, dated as of June 13, 2014, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	June 19, 2014	001-36098

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: November 12, 2014	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)