Form 10-Q
period 2015-03-31
OCI Partners LP
filed 2015-05-11
CIK 1578932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP

Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Dollars in thousands, except per unit data)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,377	$71,810
Accounts receivable	9,933	35,807
Inventories	4,468	6,152
Advances due from related parties	1	97
Other current assets and prepaid expenses	2,062	3,664
Total current assets	71,841	117,530
Property, plant, and equipment, net of accumulated depreciation of $62,773 and $56,689, respectively	681,742	545,258
Other non-current assets	1,386	1,529
Total assets	$754,969	$664,317
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$77,395	$37,144
Accounts payable—related party	23,163	37,278
Other payables and accruals	40,103	11,285
Revolving credit facility, net	39,883	—
Current maturities of the term loan facility	3,980	3,980
Accrued interest	2,434	2,310
Accrued interest—related party	50	220
Cash distributions payable	27,553	—
Other current liabilities	4,526	5,282
Total current liabilities	219,087	97,499
Term loan facility, net	373,287	377,577
Other non-current liabilities	1,191	1,177
Total liabilities	593,565	476,253
Partners’ capital:
Common unitholders — 83,495,372 units issued and outstanding at March 31, 2015 and December 31, 2014	161,404	188,064
General partner’s interest	—	—
Total partners’ capital	161,404	188,064
Total liabilities and partners’ capital	$754,969	$664,317

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Operations

Three-Month Periods Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	Three-Months Ended March 31,
	2015	2014
Revenues	$37,745	$99,579
Cost of goods sold (exclusive of depreciation)	25,165	52,497
Depreciation expense	6,084	5,661
Selling, general and administrative expenses	5,060	6,291
Income from operations before interest expense, other income and income tax expense	1,436	35,130
Interest expense	2,506	5,827
Interest expense—related party	50	50
Other income	2,078	168
Income from operations before tax expense	958	29,421
Income tax expense	65	414
Net income	$893	$29,007
Earnings per limited partner unit:
Common unit (basic and diluted)	$0.01	$0.36
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	83,495,372	80,500,000

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Member’s Capital and Partners’ Capital

Three-Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	Common Units		Total Partners’
	Units	Amount	Capital
Balance, December 31, 2013	80,500,000	$151,371	$151,371
Distributions	—	(49,400)	(49,400)
Net income	—	29,007	29,007
Balance March 31, 2014	80,500,000	$130,978	$130,978

Balance, December 31, 2014	83,495,372	$188,064	$188,064
Distributions	—	(27,553)	(27,553)
Net income	—	893	893
Balance, March 31, 2015	83,495,372	$161,404	$161,404

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Three-Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	2015	2014
Cash flows from operating activities:
Net income	$893	$29,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,084	5,661
Amortization of debt issuance costs	849	503
Deferred income tax expense	14	188
Gain on sale of scrap equipment	(1,988)	—
Decrease (increase) in:
Accounts receivable	25,874	4,729
Inventories	1,684	(1,491)
Advances due from related party	96	348
Other non-current assets, other current assets and prepaid expenses	1,601	506
Increase (decrease) in:
Accounts payable	(16,868)	1,052
Accounts payable – related party	637	1,416
Other payables, accruals, and current liabilities	(1,327)	488
Accrued interest	(3,390)	(821)
Accrued interest - related party	(170)	50
Net cash provided by operating activities	13,989	41,636
Cash flows from investing activities:
Purchase of property, plant, and equipment	(67,680)	(23,298)
Proceeds from sale of scrap equipment	2,471	—
Net cash used in investing activities	(65,209)	(23,298)
Cash flows from financing activities:
Proceeds from revolving credit facility	40,000	—
Repayment of debt	(995)	(1,000)
Debt issuance costs	(4,118)	(33)
Remittance of cash to OCI USA for transferred trade receivables	(100)	(10,000)
Net cash provided by (used in) financing activities	34,787	(11,033)
Net increase (decrease) in cash and cash equivalents	(16,433)	7,305
Cash and cash equivalents, beginning of period	71,810	182,977
Cash and cash equivalents, end of period	$55,377	$190,282
Supplemental cash disclosures:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest, net of amount capitalized	1,532	5,259
Cash paid during the period for interest, net of amount capitalized – related party	220	—
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$111,806	$4,805
Accruals of property, plant and equipment purchases – related party	11,183	9,905
Capitalized interest	3,514	921

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 1 — Business and Basis of Presentation

Description of Business

OCI Partners LP (the “Partnership,” “OCIP,” “we,” “us,” or “our”) is a Delaware limited liability partnership formed on February 7, 2013 to own and operate an integrated methanol and anhydrous ammonia production facility that is strategically located on the U.S. Gulf Coast near Beaumont, Texas. The facility commenced full operations during August 2012. In addition, OCIP has pipeline connections to adjacent customers and port access with dedicated methanol and ammonia import/export jetties, allowing it to ship both products along the Gulf Coast.

We are currently one of the largest merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and we anticipate reaching daily methanol production design capacity of 2,500 metric tons during May 2015.

On October 9, 2013, the Partnership closed its initial public offering (“IPO”) of 17,500,000 common units on the New York Stock Exchange (“NYSE”) under the symbol “OCIP.” In connection with the closing of the IPO, OCI USA Inc. (“OCI USA”) contributed all of its equity interests in OCI Beaumont LLC (“OCIB”) to the Partnership. Prior to the completion of the IPO, OCIB was a direct, wholly-owned subsidiary of OCI USA, a Delaware corporation, which is an indirect, wholly-owned subsidiary of OCI Fertilizer International B.V. (“OCI Fertilizer”), a Dutch private limited liability company. OCI Fertilizer is an indirect, wholly-owned subsidiary of OCI N.V. (“OCI”), a Dutch public limited liability company, which is the ultimate parent for a group of related entities. OCIB is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 for $26,500. OCI, through its subsidiaries, is a global producer of natural gas-based fertilizers and chemicals. OCI is listed on the NYSE Euronext Amsterdam and trades under the symbol “OCI.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2015, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period.

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 2 — Recently Issued Accounting Standards

Effective January 1, 2015, we early adopted the recently issued Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). The amendments to this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is applied retrospectively and effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Accordingly, the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the presentation adjustments as required under ASU 2015-03. The retrospective adjustment resulted in a decrease in Other non-current assets and Term loan facility by $10,023 as of December 31, 2014. The adoption of this pronouncement did not have any impact on the Partnership’s unaudited condensed consolidated statement of operations.

On May 28, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either retrospective or cumulative effect transition method. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual period beginning after December 15, 2017. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3 — Inventories

As of March 31, 2015 and December 31, 2014, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
Ammonia	$1,367	$3,475
Methanol	3,101	2,677
Total	$4,468	$6,152

Note 4 — Property, Plant and Equipment

	As of
	March 31, 2015	December 31, 2014
Land	$3,480	$3,371
Furniture and Fixtures	164	164
Plant and equipment	355,777	347,001
Vehicles	118	104
Construction in progress	384,976	251,307
	744,515	601,947
Less: accumulated depreciation	62,773	56,689
	$681,742	$545,258

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 5 — Debt

(a) Debt – Related Party

On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility agreement with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of March 31, 2015, OCIB has not drawn under the Intercompany Revolving Facility.

On September 15, 2013, three separate intercompany loan agreements between OCIB and OCI Fertilizer were replaced with a new intercompany term facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000 and a maturity date of January 20, 2020. On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 5(b)) to repay amounts owing under the Intercompany Term Facility and entered into Amendment No. 1 to the Intercompany Term Facility (the “Intercompany Term Amendment”). Under the terms of the Intercompany Term Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. Borrowings under the Intercompany Term Facility are subordinated to the Term B-3 Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b) plus (ii) 0.25%. As of March 31, 2015, OCIB has not drawn under the Intercompany Term Facility.

(b) Debt – Third Party

	March 31, 2015	Interest Rate	Interest Rate as of March 31, 2015	Maturity Date
Revolving Credit Facility	$40,000	2.75% + LIBOR	3.01%	March 12, 2016
Less: Unamortized Debt Issue Costs	117
Revolving Credit Facility, Net	$39,883

	March 31, 2015	Interest Rate	Interest Rate as of March 31, 2015	Maturity Date
Term Loan B Credit Facility	$394,020	4.50% + Adjusted LIBOR	5.50%	August 20, 2019
Less: Current Portion	3,980
Less: Unamortized Discount and Debt Issue Costs	16,753
Term Loan Facility, Net	$373,287

	December 31, 2014	Interest Rate	Interest Rate as of December 31, 2014	Maturity Date
Term Loan B Credit Facility	$395,015	4% + Adjusted LIBOR	5.00%	August 20, 2019
Less: Current Portion	3,980
Less: Unamortized Discount and Debt Issue Costs	13,458
Term Loan Facility, Net	$377,577

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Term Loan B Credit Facility and Amendments Thereto

On August 20, 2013, OCIB and OCI USA entered into a $360,000 senior secured term loan facility agreement (as amended, supplemented or restated from time to time, the “Term Loan B Credit Facility”) with a syndicate of lenders, comprised of two tranches of term debt in the amounts of $125,000 (the “Term B-1 Loan”) and $235,000 (the “Term B-2 Loan” and together with the Term B-1 Loan, the “Term B Loans”), respectively. Pursuant to the terms of the Term Loan B Credit Facility, upon the completion of the IPO, the Partnership utilized proceeds of approximately $126,085 received from the IPO to repay in full outstanding borrowings under the Term B-1 Loan of approximately $125,000 and $1,085 of accrued interest, leaving only the Term B-2 Loan outstanding. The Partnership subsequently became a party to the Term Loan B Credit Facility through a credit agreement joinder, dated as of October 18, 2013.

On November 27, 2013, OCIB, the Partnership and OCI USA entered into Amendment No. 1 to the Term Loan B Credit Facility (the “Term Loan Amendment No. 1”) with Bank of America, as administrative agent, collateral agent and incremental term loan lender, and the other lenders party thereto. Pursuant to the terms of Term Loan Amendment No. 1, OCIB borrowed an incremental $165,000 term B-2 loan (the “Incremental Term Loan”) under the Term Loan B Credit Facility (collectively with the existing Term B-2 Loan, the “Term B-2 Loans”). OCIB utilized the proceeds of the Incremental Term Loan to repay amounts owing under the Intercompany Term Facility (see note 5(a)). Term Loan Amendment No. 1 also adjusted the amortization schedule for the Term B-2 Loans to encompass the new tranche composed of the Incremental Term Loan. In addition, Term Loan Amendment No. 1 clarified that the maximum principal amount of Incremental Term Loans that may be incurred under the Term Loan B Credit Facility (as amended by Term Loan Amendment No. 1) is the sum of (and not the greater of) (a) $100.0 million and (b) such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00.

On April 4, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 2 and Waiver (“Term Loan Amendment No. 2”) to the Term Loan B Credit Facility, with Bank of America, as administrative agent, collateral agent and additional term loan lender, and the other lenders party thereto. Pursuant to the terms of Term Loan Amendment No. 2, OCIB refinanced the Term B-2 Loans through the cashless repayment of the Term B-2 Loans and the simultaneous incurrence of a new tranche of loans (the “Term B-3 Loans”). The Term B-3 Loans have terms and provisions identical to the Term B-2 Loans, except as specifically modified by Term Loan Amendment No. 2. Term Loan Amendment No. 2 (i) reduced the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 4.00% above the London Interbank Offered Rate (“LIBOR”) for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.00% above the Base Rate for Base Rate Loans (as each such term is defined in the Term Loan B Credit Facility), (ii) decreased the minimum LIBO Rate (as defined in the Term Loan B Credit Facility) from 1.25% to 1.00%, (iii) reset the prepayment premium of 1.00% on voluntary prepayments of the Term B-3 Loans for twelve months after the closing of Term Loan Amendment No. 2, and (iv) provided for delivery of financial information from the Partnership instead of OCIB, with reconciliation information to the financial information for OCIB.

On June 13, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 3 (“Term Loan Amendment No. 3”) to the Term Loan B Credit Facility with Bank of America, as administrative agent. Term Loan Amendment No. 3 (i) corrected an inconsistency in the definition of “Hedging Agreement”, (ii) amended Section 10.01(ii) by adding that the liens permitted by such section cannot be for debt that is overdue, (iii) revised the intercompany subordination agreement entered into in connection with the Term Loan B Credit Facility to clarify that intercompany debt will be subordinate to the obligations owed to counterparties under hedge agreements that are secured pursuant to the terms of the Term Loan B Credit Facility and (iv) made certain technical changes to certain defined terms.

On March 12, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 4 (“Term Loan Amendment No. 4”) to the Term Loan B Credit Facility with Bank of America, as administrative agent, and the other lenders party thereto to (i) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending March 31, 2015, (ii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.50 for the quarters ending June 30, 2015 and September 30, 2015, (iii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending December 31, 2015, (iv) increase the interest rate margin on the outstanding term loans under the Term Loan B Facility such that OCIB may select an interest rate of (a) 4.50% above LIBOR for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.25% above the Base Rate for Base Rate Term Loans (as each such term is defined in the Term B Credit Loan Facility), (v) applied a prepayment premium (A) with respect to any voluntary prepayment of Term B-3 Loans (including in connection with the incurrence of refinancing indebtedness), of 3% of the principal amount of the Term B-3 Loans so prepaid on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof, and to par thereafter and (B) with respect to any amendment to the Term Loan B Credit Facility resulting in a

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Repricing Transaction (as defined in the Term Loan B Credit Facility), of 3% of the principal amount of the Term B-3 Loans so repriced on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof and to 1% after the second anniversary thereof but on or prior to the third anniversary thereof and to par thereafter and (vi) make certain technical changes to certain defined terms.

The Term B-3 Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B-3 Loans are also subject to mandatory quarterly repayments equal to 0.25% of all Term B-3 Loans outstanding on the Term Loan Amendment No. 2 effective date.

Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2015	2,985
2016	3,980
2017	3,980
2018	3,980
Thereafter	379,095
Total	$394,020

The Term B-3 Loans, as well as related fees and expenses, are unconditionally guaranteed by OCI USA, the Partnership and certain of its future subsidiaries other than OCIB. The Term B-3 Loans, and related fees and expenses, are secured by a first priority lien on substantially all of OCIB’s and the Partnership's assets (OCI USA does not provide any security with its guarantee; upon completion of the IPO, all security provided by OCI USA was released, and the Partnership entered into an all-assets pledge, including its ownership interest in OCIB).

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

In addition, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2015, 2.25 to 1.00, (b) in the fiscal quarters ending June 30, 2015 and September 30, 2015, 2.50 to 1.00, (c) in the fiscal quarter ending December 31, 2015, 2.25 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending March 31, 2015, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Term Loan B Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Term Loan B Credit Facility) in computing the aforementioned ratios. As of March 31, 2015, OCIB’s consolidated senior secured net leverage ratio

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

was 1.96 to 1.00, and its consolidated interest coverage ratio was 12.25 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.

The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of March 31, 2015, the Partnership was in compliance with all these covenants.

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

Revolving Credit Facility and Amendments Thereto

On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a new revolving credit facility agreement (as amended, supplemented or restated from time to time, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000 (less any amounts borrowed under the Intercompany Revolving Facility (as defined in note 5(a)), including a $20,000 sublimit for letters of credit. All proceeds from this facility will be used by OCIB for working capital, capital expenditures and other general corporate purposes.

On June 13, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 1 (“Revolving Credit Amendment No. 1”) to the Revolving Credit Facility with Bank of America, as administrative agent. Revolving Credit Amendment No. 1 (i) amended Section 10.01(ii) by adding that the liens permitted by such section cannot be for debt that is overdue, (ii) amended Section 10.01(xiv) to clarify that such sub-section permits the granting of liens in connection with hedge agreements permitted under the terms of the Revolving Credit Facility, (iii) revised the intercompany subordination agreement entered into in connection with the Revolving Credit Facility to clarify that intercompany debt will be subordinate to the obligations owed to counterparties under hedge agreements that are secured pursuant to the terms of the Revolving Credit Facility and (iv) made certain technical changes to certain defined terms.

On March 12, 2015, OCIB and the Partnership entered into Revolving Credit Amendment No. 2 (“Revolving Credit Amendment No. 2”) to the Revolving Credit Facility with Bank of America, as administrative agent, and the other lenders party thereto to (i) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending March 31, 2015, (ii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.50 for the quarters ending June 30, 2015 and September 30, 2015, (iii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending December 31, 2015, (iv) extend the maturity of the Revolving Credit Facility until March 12, 2016, (v) suspended the requirement to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each June and December for the calendar year 2015 and (vii) made certain technical changes to certain defined terms.

On March 23, 2015, OCIB borrowed $40,000 under the Revolving Credit Facility. Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB also pays a commitment fee of 1.10% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders.

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

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

Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2015, 2.25 to 1.00, (b) in the fiscal quarters ending June 30, 2015 and September 30, 2015, 2.50 to 1.00, (c) in the fiscal quarter ending December 31, 2015, 2.25 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending March 31, 2015, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Revolving Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) in computing the aforementioned ratios. As of March 31, 2015, OCIB’s consolidated senior secured net leverage ratio was 1.96 to 1.00, and its consolidated interest coverage ratio was 12.25 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility OCIB’s obligations under the Revolving Credit Facility may be accelerated.

The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of March 31, 2015, the Partnership was in compliance with all these covenants.

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

(c) Debt Issuance Costs

Term Loan B Credit Facility and Amendments Thereto

The Term Loan B Credit Facility included a 1.5% debt discount of $5,400 that was withheld from the proceeds of the loans, a 1.5% arranger fee of $5,400, as well as $2,500 of associated legal and structuring fees. OCIB recorded the debt discount, the arranger fees and legal and structuring fees as a reduction of long-term debt in the accompanying consolidated balance sheet. Upon the completion of our IPO, the Partnership repaid in full all amounts outstanding under the Term B-1 Loan, and wrote off the debt discount and debt issue costs that were deferred relating the Term B-1 Loan, resulting in a loss on extinguishment of debt in the year ended December 31, 2013 of $4,498.

The Incremental Term Loan included a 0.5% debt discount of $825 that was withheld from the loan proceeds, a 0.75% arranger fee of $1,237, as well as $295 of associated legal and structuring fees. OCIB and OCI Fertilizer agreed to reduce the amount owing under the Intercompany Term Facility by a total of $2,562, $2,172 of which was comprised of debt discount, arranger fee and a portion of the associated legal and structuring fees, and the remaining $390 represented the amount of prepaid interest – related party. OCIB recorded the debt discount, the arranger fees and the legal and structuring fees as a reduction of long-term debt in the

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

accompanying unaudited condensed consolidated balance sheet. OCIB recorded the reduction of the amount owing under the Intercompany Term Facility as a contribution of partners’ capital.

The Term Loan Amendment No. 2 included a 1.0% soft-call fee of $3,980, a 0.25% arranger fee of $995, as well as $25 of other fees and expenses. OCIB recorded the soft-call fee, arranger fee and other fees and expenses as a reduction of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

The Term Loan Amendment No. 4 included a 0.75% consent fee of $2,963, a 0.25% arranger fee of $988, as well as $44 of other fees and expenses. OCIB recorded the consent fee, arranger fee and other fees and expenses as a reduction of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $699 and $469 for the three-months ended March 31, 2015 and 2014, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Revolving Credit Facility and Amendments Thereto

The Revolving Credit Facility included $539 of debt issuance costs related to closing fees, legal and other professional fees directly associated with entering into the Revolving Credit Facility. OCIB recorded the closing fee, legal fee and other professional fees in other long-term assets as a deferred financing cost and amortized them using the straight-line method. All debt issuance costs related to the Revolving Credit Facility were fully amortized as of March 31, 2015.

The Revolving Credit Agreement Amendment No. 2 included a 0.25% consent fee of $100 and $24 of other fees and expenses. Due to the borrowing of $40,000 under the Revolving Credit Facility on March 23, 2015, OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the effective-interest method.

OCIB amortized debt issuance costs related to the Revolving Credit Facility of $150 and $0 during the three-months ended March 31, 2015 and 2014, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

Note 6 — Related Party Transactions

The Partnership has maintained and been involved with certain arrangements and transactions with OCI and its affiliates. The material effects of such arrangements and transactions are reported in the accompanying unaudited condensed consolidated financial statements as related party transactions.

The following table represents the effect of related party transactions on the unaudited condensed consolidated results of operations for the three-months ended March 31, 2015 and 2014:

	Three-Months Ended March 31,
	2015	2014
Cost of goods sold (exclusive of depreciation)	$6,011	$4,057
Selling, general and administrative expenses (1)	1,305	1,185
Interest expense	50	50

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended March 31,
	2015	2014
OCI GP LLC	$1,003	$684
OCI Nitrogen B.V.	18	65
OCI Personnel B.V.	162	194
Contrack International Inc.	108	242
OCI Fertilizer B.V.	14	—
Total selling, general and administrative expenses – related party	1,305	1,185

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

Under the Omnibus Agreement, OCI USA provides, or causes one or more of its affiliates to provide, the Partnership with such selling, general and administrative services and management and operating services as may be necessary to manage and operate the business and affairs of the Partnership. Pursuant to the Omnibus Agreement, the Partnership reimburses OCI USA for all reasonable direct or indirect costs and expenses incurred by OCI USA or its affiliates in connection with the provision of such services, including the compensation and employee benefits of employees of OCI USA or its affiliates.

During the three-months ended March 31, 2015 and 2014, costs totaling $7,014 and $4,741, respectively, were incurred under this contract and payable to OCI GP LLC in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Of this amount, $6,011 and $4,057 were included in cost of goods sold (exclusive of depreciation) for the wages directly attributable to revenue-producing operations during the three-months ended March 31, 2015 and 2014, respectively. The remaining amounts incurred and payable to OCI GP LLC of $1,003 and $684 were included in selling, general and administrative expense during the three-month ended March 31, 2015 and 2014, respectively. Accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $1,576 and $1,117 as of March 31, 2015 and December 31, 2014, respectively.

As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, and (iv) OCI Fertilizer B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $302 and $501 during the three-months ended March 31, 2015 and 2014, respectively. Accounts payable – related party include amounts incurred but unpaid to the aforementioned parties of $466 and $289 as of March 31, 2015 and December 31, 2014, respectively.

Distributions and Payments to OCI USA and Its Affiliates

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of March 31, 2015, we have remitted $17,622 of the collections of the transferred trade receivables to OCI USA, and the remaining

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

balance of $9,938 is recorded in accounts payable – related party on the unaudited condensed consolidated balance sheet as of March 31, 2015.

Intercompany Revolving Facility

As indicated above in note 5(a), OCIB recorded interest expense – related party of $50 and $50 during the three-months ended March 31, 2015 and 2014, respectively, in relation to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer.

Construction Agreement with Orascom E&C USA Inc.

In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc., an affiliate of OCI, pursuant to which Orascom E&C USA Inc. undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, a technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for the management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C USA Inc. will be paid on a cost-reimbursable basis, plus a fixed fee that will equal 9% of the costs of the project, excluding any discounts. The contract allocates customary responsibilities to OCIB and Orascom E&C USA Inc. The agreement does not provide for the imposition of liquidated or consequential damages. Amounts (including the fixed fee) incurred under the Construction Contract were $23,500 during the three-months ended March 31, 2014, and a credit in the amount of $2,268 for discounts realized from subcontractors during the three-months ended March 31, 2015. All amounts incurred under this contact have been capitalized into construction in progress, which is a component of property plant and equipment shown in the unaudited condensed consolidated balance sheet. Accounts Payable – related party include amounts incurred but unpaid to Orascom E&C USA Inc. of $11,183 and $25,834 as of March 31, 2015 and December 31, 2014, respectively.

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

On November 10, 2014, pursuant to the Intercompany Equity Commitment, the Partnership received a capital contribution of $60,000 from OCIP Holding LLC (“OCIP Holding”), an indirect, wholly-owned subsidiary of OCI, to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project, and, in exchange, the Partnership issued 2,995,372 common units to OCIP Holding. The common units were issued pursuant to a contribution agreement, dated November 10, 2014, by and among the Partnership, OCIP Holding and OCI USA, at a price per common unit equal to $20.0309 (the volume-weighted average trading price of a common unit on the NYSE, calculated over the consecutive 20-trading day period ending on the close of trading on the trading day immediately prior to the issue date). Immediately following the issuance of common units to OCIP Holding on November 10, 2014, OCIP Holding held 65,995,372 common units in the Partnership, representing a 79.04% limited partner interest. On April 17, 2015, the Partnership drew the remaining available $40,000 from the Intercompany Equity Commitment as discussed further in note 13.

Guarantee of Term Loan B Credit Facility and Revolving Credit Facility

The term loans under the Term Loan B Credit Facility and related fees and expenses are unconditionally guaranteed by OCIP and OCI USA and are each secured by pari passu senior secured liens on substantially all of OCIB’s and OCIP's assets, as well as the assets of certain future subsidiaries of OCIP (OCI USA does not provide any security in connection with its guarantee). The revolving loans and letters of credit under the Revolving Credit Facility and related fees and expenses, are unconditionally guaranteed by OCIP and are secured by pari passu senior secured liens on substantially all of OCIB’s and OCIP's assets, as well as the assets of certain future subsidiaries of OCIP .

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 7 — Significant Customers

During the three-months ended March 31, 2015 and 2014, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended March 31, 2015	Three-Months Ended March 31, 2014
Rentech	28%	12%
Lucite International	18%	*
Arkema, Inc.	14%	*
Koch (1)	13%	29%
ExxonMobil Global Services Co	12%	*
Methanex	*	36%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen, LLC and Koch Methanol, LLC.
*	Customer accounted for less than 10% of the Partnership’s revenues for the period presented.

The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

Note 8—Retention Bonus Plan

On November 29, 2013, the Board of Directors approved a retention bonus plan to reinforce and encourage the continued dedication of the employees of OCI GP LLC, our general partner, and its affiliates who provide services to the Partnership by providing a retention bonus opportunity. Each non-executive employee is eligible to receive up to two retention bonuses, pursuant to this plan. Each retention bonus equal three times the employee’s base monthly salary or wages in effect on the applicable retention bonus payment date. The first retention bonus of $2,190 was accrued during the year-ended December 31, 2014 and paid during January 2015, and the second retention bonus will be recorded during the year-ended December 31 2015 and paid during January 2016, in each case subject to the employee’s continued employment with our general partner and its affiliates and continued provision of services for the benefit of the Partnership through the applicable retention bonus payment date. During the three-months ended March 31, 2015 and 2014, we recorded $575 and $703, respectively, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations in relation to the retention bonus plan.

Note 9 — Fair Value

The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of March 31, 2015. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of March 31, 2015 and December 31, 2014.

Note 10 — Commitments, Contingencies and Legal Proceedings

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

On October 30, 2014, we received notice of a lawsuit filed by the employee of a delivery contractor, currently pending in the United States District Court for the Eastern District of Texas, Beaumont Division, at Cause No. 1:15-cv-0002. Plaintiff alleges injuries from his delivery of acid to the OCIB’s Beaumont plant. He claims that OCIB was negligent in failing to properly inspect and maintain the premises, and to provide a safe place to work. Discovery has commenced. We have a claim for contractual defense and indemnity from a contractor, and the matter is covered under a general liability insurance policy (subject to a deductible and a

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

reservation of rights). We do not expect the cost of any settlement or eventual judgment, if any, to be material to our operations or financial position.

The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three-months ended March 31, 2015 and March 31, 2014.

Note 11 — Earnings per Limited Partner Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Three-Months Ended March 31, 2015	Three-Months Ended March 31, 2014
Net income	$893	$29,007
Basic and diluted weighted average number of limited partner units outstanding	83,495,372	80,500,000
Basic and diluted net income per limited partner unit	$0.01	$0.36

Note 12 — Distributions

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit (1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2014	$0.41	$33,005	May 22, 2014	May 29, 2014
Second Quarter, ended June 30, 2014	$0.48	$38,640	August 22, 2014	August 28, 2014
Third Quarter, ended September 30, 2014	$0.26	$21,709	November 21, 2014	December 03, 2014
Fourth Quarter, ended December 31, 2014	$0.33	$27,553	March 26, 2015	April 10, 2015
First Quarter, ended March 31, 2015(2)	$—	$—	—	—

(1)	Cash distributions for a quarter are declared and paid in the following quarter.
(2)	No distribution was declared for the three-months ended March 31, 2015.

Note 13 — Subsequent Events

On April 17, 2015, the Partnership received a capital contribution of $60,000 from OCIP Holding to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project, and, in exchange, the Partnership issued 3,502,218 common units to OCIP Holding. The capital contribution consisted of $40,000 under the Intercompany Equity Commitment and an additional $20,000 cash contribution. The common units were issued pursuant to a contribution agreement, dated April 17, 2015, by and among the Partnership, OCIP Holding and OCI USA, at a price per common unit equal to $17.132 (the volume-weighted average trading price of a common unit on the NYSE, calculated over the consecutive 21-day trading period ending on the close of trading on the trading day immediately prior to the issue date). Immediately following the issuance of common units to OCIP Holding on April 17, 2015, OCIP Holding held 69,497,590 common units in the Partnership, representing a 79.88% limited partner interest.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our unaudited condensed consolidated financial statements and the related notes presented in this report as well as the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”).

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
•

planned and unplanned downtime (including in connection with maintenance turnarounds), shutdowns (either temporary or permanent) or restarts of existing methanol and ammonia facilities (including our own facility), including, without limitation, the timing and length of planned maintenance outages;

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

•	risks relating to our relationships with OCI or its affiliates, including competition from Natgasoline LLC, which plans to build a new methanol plant in Beaumont, Texas;
•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;
•	our lack of contracts that provide for minimum commitments from our customers;
•	the cyclical nature of our business;
•	expected demand for methanol, ammonia and their derivatives;
•	expected methanol, ammonia and energy prices;
•	anticipated methanol and ammonia production rates at our plant;
•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;
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

•	our potential inability to obtain or renew permits;
•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of our products;
•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;
•	our lack of asset and geographic diversification;
•	our dependence on a limited number of significant customers;
•	our ability to comply with employee safety laws and regulations;
•	the success of our debottlenecking project;
•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;
•	additional risks, compliance costs and liabilities from expansions or acquisitions;
•	our reliance on our senior management team;
•	the potential shortage of skilled labor or loss of key personnel;
•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
•	restrictions in our debt agreements, including those on our ability to distribute cash or conduct our business;
•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;
•	exemptions we will rely on in connection with New York Stock Exchange corporate governance requirements;
•	control of our general partner by OCI;
•	the conflicts of interest faced by our senior management team, which manages both our business and the businesses of various affiliates of our general partner;
•	limitations on the fiduciary duties owed by our general partner to us and our limited partners under our partnership agreement;
•	the impact of proposed regulations issued by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department on our status as a partnership for U.S. federal income tax purposes; and
•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.

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

We are currently one of the largest merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and we anticipate reaching daily methanol production design capacity of 2,500 metric tons during May 2015.

Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately 60% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, and also paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Energy related applications consume the remaining 40% of methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”) and Methyl tertiary-butyl ether (“MTBE”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.

Our Debottlenecking Project

As a means of maximizing our production efficiencies and reducing our energy consumption, we executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades. This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol and ammonia production units for 82 and 71 days, respectively, in order to complete the debottlenecking project. The total time to complete the project lasted longer than anticipated due to low productivity and weather delays, which resulted in higher project expenses than expected. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and we anticipate reaching daily methanol production design capacity of 2,500 metric tons during May 2015. We estimate the total cost of the debottlenecking project (including costs associated with a turnaround and environmental upgrades) is approximately $368.0 million (excluding capitalized interest). As of March 31, 2015 we had incurred approximately $354.0 million (excluding capitalized interest) related to our debottlenecking project, as shown in the table below.

Below is a summary of the debottlenecking project costs incurred as of March 31, 2015:

Debottlenecking Project Costs
As of March 31, 2015
(in millions)
Project Expenditures paid as March 31, 2015	$237
Accrued Project Expenditures	117
Total	$354

On April 17, 2015, the Partnership received a capital contribution of $60.0 million from OCIP Holding LLC (“OCIP Holding”), an indirect, wholly-owned subsidiary of OCI, to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project, and in exchange, the Partnership issued 3,502,218 common units to OCIP Holding. Please read

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities” and note 13 to the unaudited condensed consolidated financial statements included in this report for additional information.

As part of our debottlenecking project, we completed the following:

•	installed a selective catalytic reduction unit;
•	replaced reformer tubes, which will result in increased synthesis gas production;
•	installed a pre-reformer;
•	installed a saturator;
•	installed an additional flare;
•	modified the synthesis gas compressor and steam turbine to handle the increased volume of synthesis gas;
•	modified the convection section and the heat exchangers;
•	replaced refractories;
•	increased the capacity of the synthesis gas compressor and the refrigeration compressor on our ammonia production unit and replaced several heat exchangers and vessels to handle the higher volume; and
•	replaced and/or refurbished equipment that caused unplanned downtime.

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

Energy-related applications consume the remaining 40% of global methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”) and Methyl tertiary-butyl ether (“MTBE”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States.

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

In the United States, there is a meaningful correlation between demand for nitrogen fertilizer products and crop prices. Demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on the prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on many factors, including crop prices, their current liquidity, soil conditions, weather patterns and the types of crops planted. High crop prices incentivize farmers to increase fertilizer application in order to maximize crop yields. Thus, high crop prices tend to buoy fertilizer demand, resulting in higher demand for ammonia. In addition, the industry typically experiences seasonal fluctuations in demand, because farmers tend to apply nitrogen fertilizer during two short periods, one in the spring and the other in the fall.

Natural Gas Prices

Natural gas is the primary feedstock for our production of methanol and ammonia. Prior to the completion of the debottlenecking project, operating at full capacity, our methanol and ammonia production units together require approximately 80,000 to 90,000 MMBtu per day of natural gas. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached ten-year lows at the beginning of 2015.

For the three-months ended March 31, 2015, natural gas feedstock costs represented approximately 32.7% of our total cost of goods sold (exclusive of depreciation), as compared to 65.3% during the three-months ended March 31, 2014. During the three-months ended March 31, 2015, we spent approximately $8.2 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $3.15, as compared to approximately $34.3 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $5.07 during the three-months ended March 31, 2014. The decrease in natural gas feedstock is due to the corresponding decrease in production volumes due to our facility being shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project.

We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We currently source natural gas from DCP Midstream and Kinder Morgan. In addition, our facility is connected to a natural gas pipeline owned by Florida Gas Transmission and a natural gas pipeline owned by Houston Pipe Line Company. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.

According to the Annual Energy Outlook 2015 published by the Energy Information Administration (the “EIA”) in April 2015, total annual U.S. natural gas consumption is expected to grow from approximately 26.2 Tcf in 2013 to approximately 29.7 Tcf in 2040, or 0.5% per year on average. During the same time period, U.S. natural gas production is expected to increase from approximately 24.4 Tcf in 2013 to approximately 35.5 Tcf in 2040, or 1.4% per year on average. U.S. natural gas production is expected to exceed U.S. natural gas consumption by 2017, which is expected to spur the growth of net U.S. natural gas exports to approximately 5.6 Tcf in 2040.

As a result of the previously described fundamentals for natural gas in the United States, the EIA expects natural gas prices to remain relatively low for the foreseeable future. More specifically, in the EIA’s 2015 Annual Energy Outlook, the EIA expects Henry Hub average natural gas prices to reach $4.88 per MMBtu in 2020. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.

Key Operational Factors

Product Sales Contracts

We are party to methanol sales contracts with Methanex, Koch Methanol LLC, ExxonMobil Global Service Company and Arkema Inc. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the three-months ended March 31, 2015, methanol sales contracts with Arkema, Koch Methanol LLC and ExxonMobil accounted for approximately 14%, 13%, and 12%, respectively, of our total revenues.

We are party to ammonia sales contracts with Rentech and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the three-months ended March 31, 2015, ammonia sales contracts with Rentech and Lucite accounted for approximately 28% and 18%, respectively, of our total revenues.

During the three-months ended March 31, 2015, we delivered approximately 40% of our total sales by barge, 47% of our total sales by pipeline, and approximately 13% of our total sales through our methanol truck loading facility.

Facility Reliability

The amount of revenue we generate depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of March 31, 2015, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $800,000 to $900,000 per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.

We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations and to maintain or improve reliability. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019.

Potential Impact of Proposed IRS Regulations Regarding Qualifying Income

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be “qualifying income” under Section 7704 of the Internal Revenue Code of 1986, as amended. If less than 90% of our gross income is qualifying income in any tax year, then we would be treated as a corporation for U.S. federal income tax purposes for such tax year and all subsequent tax years.

Prior to our initial public offering, we requested and received a favorable private letter ruling from the IRS to the effect that the income derived from processing and marketing gasoline, liquefied petroleum gas, methanol and synthesis gas produced through the processing of natural gas will constitute qualifying income.

On May 6, 2015, the IRS and the U.S. Department of the Treasury published proposed regulations that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income. In the event that an activity does not satisfy the standards set forth, the proposed regulations provide a ten-year transition period for publicly traded partnerships, like us, that have received a private letter ruling from the IRS concluding that the income earned from such activity is qualifying income.

If these proposed regulations become final in their currently proposed form, the regulations would make it difficult or impossible for our income derived from the production and marketing of methanol to constitute qualifying income following the expiration of the ten-year transition period, which would commence on the date such regulations are published as final regulations.

The IRS and the U.S. Department of the Treasury have requested comments from industry participants regarding the standards set forth in these proposed regulations, and we anticipate participating in that comment process. In the event that we do not satisfy the standards set forth in the regulations, if and when such regulations become final, and assuming such final regulations provide for the currently proposed ten-year transition period, we may continue to rely on our private letter ruling during the ten-year transition period, which will allow us to maintain our treatment as a partnership for U.S. federal income tax purposes and to continue to execute our business strategy. In order to maintain our partnership status following the expiration of any transition period, we will likely need to establish a new corporate subsidiary to own and operate our methanol business, which subsidiary will be subject to entity level taxation at the maximum federal income tax rate applicable to corporations. The taxation of such corporate subsidiary could materially reduce the earnings we derive from our methanol business and our ability to make cash distributions to our unitholders. If we are unable to own and operate our methanol business through a corporate subsidiary, we may be unable to maintain our status as a partnership for federal income tax purposes with our existing businesses, and all of our income would become subject to entity level taxation at the maximum federal income tax rate applicable to corporations. Our loss of partnership status for federal income tax purposes would materially reduce our distributable cash flow and our ability to make distributions to our unitholders. We will continue to evaluate ways to mitigate the impact of the proposed regulations on our business and partnership status.

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

Capacity Utilization

During the three-months ended March 31, 2015, our ammonia and methanol production units were in operation for 27 days and 29 days, respectively, as compared to 74 and 76 days, respectively, during the three-months ended March 31, 2014. During the three-months ended March 31, 2015, our ammonia and methanol production units were shut down for 63 days and 61 days, respectively, in order to complete the debottlenecking project. During the three-months ended March 31, 2014, our ammonia and methanol production units were shut down for 16 days and 14 days, respectively, due to a period of unplanned downtime early in the first quarter of 2014, as a result of an electrical power outage.

We produced approximately 21,194 metric tons of ammonia and approximately 56,836 metric tons of methanol during the three-months ended March 31, 2015, representing capacity utilization rates of 32% for both the ammonia and methanol production units, as compared to production of approximately 55,196 metric tons of ammonia and 147,085 metric tons of methanol during the three-months ended March 31, 2014, representing capacity utilization rates of 84% and 82% for the ammonia and methanol production units, respectively. During the first quarter of March 31, 2015, our ammonia and methanol production units were shut down for two months in order to complete the debottlenecking project, leading to lower capacity utilization rates for both production units during the three-months ended March 31, 2015, as compared to the three-months ended March 31, 2014.

EBITDA

EBITDA is defined as net income plus (i) interest expense and other financing costs (ii) income tax expense and (iii) depreciation expense. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three-months ended March 31, 2015 and 2014. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and capacity utilization rates.

	Three-Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$893	$29,007
Add:
Interest expense	2,506	5,827
Interest expense – related party	50	50
Income tax expense	65	5,661
Depreciation expense	6,084	414
EBITDA	$9,598	$40,959

	Production (in tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For Three-Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Ammonia	21,194	55,196	32%	84%	$3.15	$5.07
Methanol	56,836	147,085	32%	82%	$3.15	$5.07

(1)

Calculated by total production volumes for a production unit for a given period, divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period.

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2014:

Revenues

	For the Three-Months Ended March 31,
	2015	2014
	(in thousands)
Total revenues	$37,745	$99,579

	For the Three-Months Ended March 31, 2015		For the Three-Months Ended March 31, 2014
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	35.5	$18,077	56.1	$22,899
Methanol	53.0	19,403	144.5	76,503
Other	—	265	—	177
Total	88.5	$37,745	200.6	$99,579

Our total revenues were approximately $37.7 million for the three-months ended March 31, 2015 compared to approximately $99.6 million for the three-months ended March 31, 2014. Our methanol revenues were approximately $19.4 million for the three-months ended March 31, 2015 compared to approximately $76.5 million for the three-months ended March 31, 2014, which represents a decrease of 75%. Our ammonia revenues were approximately $18.1 million for the three-months ended March 31, 2015 compared to approximately $22.9 million for the three-months ended March 31, 2014, which represents a decrease of 21%. The decrease in methanol and ammonia revenue is due to the corresponding decrease in production volumes due to our facility being shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project.

We sold approximately 52,985 metric tons of methanol during the three-months ended March 31, 2015 compared to 144,500 metric tons of produced methanol for the three-months ended March 31 2014, which represents a decrease in sales volumes of 63%. This decrease in sales volumes is due to the corresponding decrease in production volumes due to our facility being shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project. The average sales prices per metric ton for methanol during the three-months ended March 31, 2015 was $366.09 per metric ton compared to $529.43 per metric ton for the three-months ended March 31, 2014, which represents a decrease of 31%. The price decrease is attributed to methanol prices being elevated during early 2014 due to global supply disruptions caused by production issues, natural gas supply restrictions or, in some cases, higher natural gas prices. Sales of methanol comprised approximately 51.4% of our total revenues for the three-months ended March 31, 2015 compared to 76.8% of our total revenues for the three-months ended March 31, 2014.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous nine fiscal quarters.

	Average Methanol Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$366.09	$529.43	$410.97
June 30	—	$470.09	$443.43
September 30	—	$393.86	$440.22
December 31	—	$405.07	$484.92

We sold approximately 35,435 metric tons of ammonia during the three-months ended March 31, 2015 compared to approximately 56,100 metric tons of ammonia during the three-months ended March 31, 2014, which represents a decrease in sales volumes of 37%. This decrease in sales volumes was due to our facility being shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project. The average sales prices per metric ton for ammonia during the three-months ended March 31, 2015 was $509.21 per metric ton compared to $408.18 per metric ton for the three-months ended March 31, 2014, which represents an increase of 25%. The price increase is attributed to ammonia prices being depressed during late 2013 and early 2014, due to low consumption in the United States caused by poor weather conditions, which was unfavorable for the fall application of ammonia. Sales of ammonia comprised approximately 47.9% of our total revenues for the three-months ended March 31, 2015 compared to 23.0% of our total revenues for the three-months ended March 31, 2014.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous nine fiscal quarters.

	Average Ammonia Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$509.21	$408.18	$640.76
June 30	—	$511.46	$569.84
September 30	—	$508.14	$471.44
December 31	—	$568.22	$452.61

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended March 31, 2015		For the Three-Months Ended March 31, 2014
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$8,232	32.7%	$34,269	65.3%
Hydrogen	$3,672	14.6	$5,621	10.7
Nitrogen	$1,197	4.8	$1,352	2.6
Maintenance	$3,182	12.6	$5,681	10.8
Labor	$5,328	21.2	$3,819	7.3
Other	$3,554	14.1	$1,755	3.3
Total	$25,165	100.0%	$52,497	100%

Cost of goods sold (exclusive of depreciation) was approximately $25.2 million for the three-months ended March 31, 2015 compared to cost of goods sold (exclusive of depreciation) of approximately $52.5 million for the three-months ended March 31, 2014, which represents a decrease of 52.0%. This decrease in cost of goods sold (exclusive of depreciation) was primarily due to reduced production and accordingly, raw material consumption from our production facility being shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project which included a concurrent maintenance turnaround. During the three-months ended March 31, 2015, our labor costs increased by 39.5% compared to three-months ended March 31, 2014, due to the execution of additional repair and maintenance tasks to take advantage of our facility being offline. Conversely, our maintenance expenses decreased 44.0% due to the major maintenance activities conducted as part of the maintenance turnaround during the three-months ended March 31, 2015. Major maintenance capital expenditures that extend the life, increase the capacity or improve the safety or efficiency of an asset were capitalized and will be amortized over the period of expected benefits.

Cost of goods sold (exclusive of depreciation) was approximately 66.7% of revenue for the three-months ended March 31, 2015 compared to approximately 52.7% of revenues for the three-months ended March 31, 2014. This increase in cost of goods sold

(exclusive of depreciation) as a percentage of revenue was primarily due to the corresponding decrease in revenue due to our facility being shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project.

Our purchase price for natural gas decreased from an average of $5.07 per MMBtu for the three-month period ended March 31, 2014 to an average of $3.15 per MMBtu for the three-month period ended March 31, 2015, which represents a decrease of 38%. During the first quarter of 2014, our purchase price of natural gas rose to $5.07 due to the extremely cold winter weather experienced in the United States which resulted in an increase in demand and a reduction in supply reserves. Natural gas prices have declined steadily since the second quarter of 2014 due to the increase in natural gas production.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous nine fiscal quarters.

	Natural Gas Purchase Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$3.15	$5.07	$3.46
June 30	—	$4.66	$4.20
September 30	—	$4.28	$3.74
December 31	—	$4.07	$3.72

Depreciation Expense

Depreciation expense was approximately $6.1 million for the three-months ended March 31, 2015 compared to approximately $5.7 million for the three-months ended March 31, 2014. This increase was primarily due to assets placed in service during 2015.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $5.1 million for the three-months ended March 31, 2015 compared to approximately $6.3 million for the three-months ended March 31, 2014, which represents a decrease of 19.0%. The decrease was primarily due to a decrease in legal and professional fees as well as consultation expense. During the three-months ended March 31, 2014, we incurred additional consultation expense due to the implementation of a new maintenance information system.

Interest Expense

Interest expense was approximately $2.5 million for the three-months ended March 31, 2015 compared to $5.8 million for the three-months ended March 31, 2014. During the three-months ended March 31, 2015 and 2014, we capitalized $3.5 million and $0.9 million, respectively, of interest expense due to the additional accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period.

Interest expense–related party was approximately $50,000 for each of the three-months ended March 31, 2015 and 2014. Interest expense–related party relates to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”).

Other Income

Other income was approximately $2.1 million for the three-months ended March 31, 2015 compared to $168,000 for the three-months ended March 31, 2014. This increase was due to the disposal and subsequent sale of scrap materials due to upgrades to our facility during the debottlenecking project.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to finance current operations, pay distributions to our partners, fund capital expenditures, including our debottlenecking project, and service our debt. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures, including our debottlenecking project, for the next 12 months. Our sources of liquidity include cash flow from operations, cash on hand and the Intercompany Term Facility described below. However, our future capital expenditures and other cash requirements could be higher that we currently anticipate as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside our control.

Depending on the needs of our business, we may for time to time seek to issue additional common units, incur additional debt, modify the terms of our existing debt, or otherwise refinance our existing debt. There can be no assurance that we will be able to do any of the foregoing on terms acceptable to us or at all.

Distributions

Under our current cash distribution policy, we intend to distribute 100% of the cash available for distribution that we generate each quarter. Cash available for distribution for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that cash available for distribution for each quarter will generally equal our cash flow from operations for the quarter less cash needed for capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distributions or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions.

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

On March 16, 2015, the board of directors of our general partner declared a cash distribution to our common unitholders for the period October 1, 2014 through and including December 31, 2014 of $0.33 per unit, or approximately $27.6 million in the aggregate. The cash distribution was paid on April 10, 2015 to unitholders of record at the close of business on March 26, 2015.

Credit Facilities

Described below are the credit facilities under which OCIB may draw extra liquidity as of March 31, 2015. Please read Item I—“Financial Statements”, note 5 to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.

Term Loan B Credit Facility

On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of March 31, 2015, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of March 31, 2015, the principal outstanding under the Term Loan B Credit Facility was $395.0 million. Although we do not have any additional committed capacity from identified lenders or investors, we still have capacity to incur another $100.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 to the unaudited condensed consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.

Revolving Credit Facility

On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a new revolving credit agreement (as subsequently amended through and in effect as of March 31,

2015, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB pays a commitment fee of 1.10% per annum on the unused portion of the Revolving Credit Facility. On March 23, 2015, OCIB borrowed $40.0 million under the Revolving Credit Facility. We do not have any additional committed capacity under the Revolving Credit Facility, and we do not believe that the Revolving Credit Facility is a source of further liquidity for OCIB. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 to the unaudited condensed consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.

Intercompany Revolving Facility

On August 20, 2013, OCI Beaumont (“OCIB”) entered into an intercompany revolving credit facility agreement (the “Intercompany Revolving Facility”) with OCI Fertilizer, as the lender, which will mature on January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined above) to $40.0 million minus the amount of indebtedness outstanding under the Revolving Credit Facility. Interest on borrowings under the Intercompany Revolving Facility accrue at the rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility plus (ii) 25 basis points. We pay a commitment fee to OCI Fertilizer on the unused portion of the Intercompany Revolving Facility equal to 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. Borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Due to the $40.0 million of borrowings we incurred under the Revolving Credit Facility on March 23, 2015, we do not have any amounts available to us under the Intercompany Revolving Facility.

Intercompany Term Facility

On September 15, 2013, OCIB entered into a new intercompany term facility agreement (as amended on November 27, 2013, the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer and provides OCIB with an aggregate borrowing capacity of up to $100.0 million. As of March 31, 2015, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility was initially established to fund the upgrade of our facility that was completed in July 2012, satisfy working capital requirements and for general corporate purposes. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility, plus (ii) 0.25%.

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

On November 10, 2014, OCIP Holding, made a $60.0 million capital contribution pursuant to the Intercompany Equity Commitment in exchange for 2,995,372 common units. On April 17, 2015, OCIP Holding, made an additional $60.0 million capital contribution, which consisted of $40.0 million drawn under the Intercompany Equity Commitment and an additional $20.0 million cash contribution, in exchange for 3,502,218 common units. Due to the capital contribution on April 17, 2015, we have fully drawn on the Intercompany Equity Commitment.

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

For the three-months ended March 31, 2015 and 2014, we recorded approximately $38.3 million and $1.4 million, respectively, in maintenance capital expenditures related to the turnaround and our capital spares project. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019.

Our expansion capital expenditures totaled approximately $104.8 million and $35.1 million for the three-months ended March 31, 2015 and 2014, respectively, for expenditures related to our debottlenecking project and other budgeted capital projects. Please read Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Debottlenecking Project” for total debottlenecking project expenditures.

CASH FLOWS

Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.

The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Three-Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$13,989	$41,636
Investing activities	(65,209)	(23,298)
Financing activities	34,787	(11,033)
Net increase (decrease) in cash and cash equivalents	$(16,433)	$7,305

Operating Activities

Net cash provided by operating activities for the three-months ended March 31, 2015 was approximately $14.0 million. We had net income of approximately $893,000 for the three-months ended March 31, 2015. During this period, we recorded depreciation expense of $6.1 million, amortization of debt issuance costs of $0.8 million and a gain on the sale of scrap equipment of $2.0. Accounts receivable, which is approximately equal to one month of revenue, decreased by $25.9 million and inventory decreased by $1.7 million during the three-months ended March 31, 2015. The decrease in accounts receivable and inventory is due to the reduced production and accordingly, reduced inventory available to sell to our customers, due to our facility being shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project. Other current assets and prepaid expenses decreased by $1.6 million due to the amortization of prepaid insurance policies. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $16.9 million primarily due to a decrease in raw material consumption and costs from our production facility being shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) decreased by $1.3 million due to the payment of a long-term incentive bonus to all non-executive employees during January 2015. Accrued interest (excluding capitalized interest) decreased by $3.4 million due to the capitalization of $3.5 million in interest expense in connection with the debottlenecking project.

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

Investing Activities

Net cash used in investing activities was approximately $65.2 million and $23.3 million, respectively, for the three-months ended March 31, 2015 and 2014. The increase in net additions of property, plant, equipment and construction in progress for the three-months ended March 31, 2015 as compared to the three-months ended March 31, 2014 was primarily due to additional expenditures associated with the debottlenecking project.

Financing Activities

Net cash provided by financing activities was approximately $34.8 million for the three-months ended March 31, 2015 compared to $11.0 million net cash used by financing activities for the three-months ended March 31, 2014. During the three-months ended March 31, 2015, we drew $40.0 million from the Revolving Credit Facility, we repaid borrowings of $1.0 million on the Term Loan B Credit Facility and paid $4.1 million in deferred financing costs associated with Amendment No. 4 to the Term Loan B Credit Facility and Amendment No. 2 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

 Net cash used in financing activities was approximately $11.0 million for the three-months ended March 31, 2014. During the three-months ended March 31, 2014, we repaid borrowings of $1.0 million on the Term B Loans and remitted $10.0 million of the transferred trade receivables to OCI USA. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2015, we early adopted the Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). The amendments to this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is applied retrospectively and effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Accordingly, the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the presentation adjustments as required under ASU 2015-03. The retrospective adjustment resulted in a decrease in Other non-current assets and Term loan facility by $10,023 as of December 31, 2014. The adoption of this pronouncement did not have any impact on the Partnership’s unaudited condensed consolidated statement of operations.

On May 28, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either retrospective or cumulative effect transition method. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual period beginning after December 15, 2017. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of March 31, 2015, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 4.50% per annum or the alternate base rate plus 3.25%. Interest on borrowings under the Intercompany Revolving Facility and the Intercompany Term Facility, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at March 31, 2015, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.6 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 80,000 to 90,000 MMBtu per day of natural gas, as of March 31, 2015. We have supply agreements with Kinder Morgan, DCP Midstream, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of March 31, 2015, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $29.2 million to $32.9 million.

In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of March 31, 2015, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $36.5 million, based on an annual methanol volume of 730,000 metric tons. As of March 31, 2015, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $13.3 million, based on an annual ammonia volume of 265,000 metric tons.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Exchange Act to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles and present fairly our financial results of operations.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief

Financial Officer, to allow for timely decisions regarding required disclosure. Applicable SEC rules require an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Thus, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and has found them to be effective in providing reasonable assurance of the timely recording, processing, summarization and reporting of information, and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Partnership and its subsidiary are a party is contained in note 10 to the unaudited condensed consolidated financial statements, “Commitments, Contingencies and Legal Proceedings,” included in Part I of this report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report, except for the risk factors set forth below.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President periodically consider substantive changes to the existing U.S. federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership-tax treatment for publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to satisfy the requirements of the exception pursuant to which we are treated as a partnership for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

The IRS and the U.S. Department of the Treasury recently issued proposed regulations that, if finalized in their currently proposed form, would make it difficult or impossible for income derived from the production and marketing of methanol to constitute “qualifying income” following the expiration of a ten-year transition period.

On May 6, 2015, the IRS and the U.S. Department of the Treasury published proposed regulations that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income. In the event that an activity does not satisfy the standards set forth, the proposed regulations provide a ten-year transition period for partnerships, like us, that have received a private letter ruling from the IRS concluding that the income earned from such activity is qualifying income.

If these proposed regulations become final in their currently proposed form, such final regulations would make it difficult or impossible for our income derived from the production and marketing of methanol to constitute qualifying income following the expiration of the ten-year transition period, which would commence on the date such regulations are published as final regulations. If the income derived from our methanol business does not constitute qualifying income, all or part of our businesses may become subject to federal income tax at the maximum corporate rate, which would have a material adverse effect on our distributable cash flow and our ability to make cash distributions to our unitholders. In addition, the market price of our common units may decline significantly following, or in anticipation of, the expiration of any transition period. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Potential Impact of Proposed IRS Regulations Regarding Qualifying Income” for a more detailed discussion of the proposed regulations and their potential impact on us and our unitholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 17, 2015 (the “Issue Date”), Partnership entered into a Contribution Agreement (the “Contribution Agreement”) with OCI USA, an indirect wholly owned subsidiary of OCI N.V., and OCIP Holding, an indirect wholly owned subsidiary of OCI N.V., pursuant to which OCIP Holding contributed $60.0 million in cash to the Partnership (the “Capital Contribution”) in exchange for an aggregate 3,502,218 common units representing limited partner interests in the Partnership (“Common Units”) for a cash purchase price of $17.132 per Common Unit (the “Issue Price”). The Issue Price was the volume-weighted average trading price of a Common Unit on the New York Stock Exchange, calculated over the consecutive 21-trading day period ending on the close of trading on the trading day immediately prior to the Issue Date. Of the total Capital Contribution, $40.0 million (the “2015 ECL Draw”) constituted a draw by the Partnership under an equity commitment letter, dated November 22, 2013 (the “Equity Commitment Letter”), between OCI USA and the Partnership that provides for up to a $100.0 million equity commitment by OCI USA available to be drawn by the

Partnership in certain circumstances. As a result of the 2015 ECL Draw, the Partnership has fully drawn upon the $100.0 million equity commitment by OCI USA under the Equity Commitment Letter.

The Partnership intends to use the proceeds from the Capital Contribution to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project at the Partnership’s methanol and ammonia production facility. The Common Units were issued to OCIP Holding pursuant to the Contribution Agreement in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, and the rules and regulations promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350

3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350

3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098

3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2013	001-36098

10.1*	Amendment No. 2, dated as of March 12, 2015, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 16, 2015	001-36098

10.2*	Amendment No. 4, dated as of March 12, 2015, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	March 16, 2015	001-36098

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1†#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2†#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
#	Furnished herewith.
+	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: May 11, 2015	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)