Form 10-Q
period 2015-06-30
OCI Partners LP
filed 2015-08-10
CIK 1578932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP

Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(Dollars in thousands, except per unit data)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,615	$71,810
Accounts receivable	40,565	35,807
Accounts receivable—related party	612	—
Inventories	4,902	6,152
Advances due from related parties	24	97
Other current assets and prepaid expenses	699	3,664
Total current assets	67,417	117,530
Property, plant, and equipment, net of accumulated depreciation of $74,838 and $56,689,respectively	702,684	545,258
Other non-current assets	1,385	1,529
Total assets	$771,486	$664,317
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$82,164	$37,144
Accounts payable—related party	24,959	37,278
Other payables and accruals	5,407	11,285
Revolving credit facility, net	39,914	—
Current maturities of the term loan facility	3,980	3,980
Accrued interest	2,557	2,310
Accrued interest—related party	101	220
Other current liabilities	3,149	5,282
Total current liabilities	162,231	97,499
Term loan facility, net	372,901	377,577
Other non-current liabilities	1,472	1,177
Total liabilities	536,604	476,253
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at June 30, 2015 and 83,495,372 units issued and outstanding at December 31, 2014	234,882	188,064
General partner’s interest	—	—
Total partners’ capital	234,882	188,064
Total liabilities and partners’ capital	$771,486	$664,317

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Operations

Three and Six-Month Periods Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
Revenues	$78,956	$113,447	$116,701	$213,026
Revenues—related party	612	—	612	—
Total Revenue	79,568	113,447	117,313	213,026

Cost of goods sold (exclusive of depreciation)	40,190	53,159	59,344	101,599
Cost of goods sold (exclusive of depreciation)—related party	4,324	2,778	10,335	6,835
Total Cost of goods sold (exclusive of depreciation)	44,514	55,937	69,679	108,434

Selling, general and administrative expenses	3,732	4,925	7,487	10,031
Selling, general and administrative expenses—related party	1,180	1,313	2,485	2,498
Total Selling, general and administrative expenses	4,912	6,238	9,972	12,529

Depreciation expense	12,648	5,695	18,732	11,356
Income from operations before interest expense, other income and income tax expense	17,494	45,577	18,930	80,707
Interest expense	1,785	4,710	4,291	10,537
Interest expense—related party	51	51	101	101
Gain (loss) on disposition of fixed assets	(1,982)	—	5	—
Other income	30	587	121	755
Income from operations before tax expense	13,706	41,403	14,664	70,824
Income tax expense	228	477	293	891
Net income	$13,478	$40,926	$14,371	$69,933
Earnings per limited partner unit:
Common unit (basic and diluted)	$0.16	$0.51	$0.17	$0.87
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,343,329	80,500,000	84,927,218	80,500,000

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Member’s Capital and Partners’ Capital

Six-Months Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	Common Units		Total Partners’
	Units	Amount	Capital
Balance, December 31, 2013	80,500,000	$151,371	$151,371
Distributions	—	(17,914)	(17,914)
Distributions—Related Party	—	(64,491)	(64,491)
Net income	—	69,933	69,933
Balance June 30, 2014	80,500,000	$138,899	$138,899

Balance, December 31, 2014	83,495,372	$188,064	$188,064
Distributions	—	(5,775)	(5,775)
Distributions—Related Party	—	(21,778)	(21,778)
Capital Contribution	3,502,218	60,000	60,000
Net income	—	14,371	14,371
Balance, June 30, 2015	86,997,590	$234,882	$234,882

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Six-Months Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	2015	2014
Cash flows from operating activities:
Net income	$14,371	$69,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,732	11,356
Amortization of debt issuance costs	1,727	1,242
Deferred income tax expense	295	201
(Gain) loss on disposition of fixed assets	(5)	—
Decrease (increase) in:
Accounts receivable	(4,758)	7,934
Accounts receivable – related party	(612)	—
Inventories	1,250	(5,357)
Advances due from related party	73	251
Other non-current assets, other current assets and prepaid expenses	2,965	1,644
Increase (decrease) in:
Accounts payable	721	370
Accounts payable – related party	2,450	602
Other payables, accruals, and current liabilities	(2,147)	1,487
Accrued interest	(8,142)	(2,440)
Accrued interest – related party	(119)	101
Net cash provided by operating activities	26,801	87,324
Cash flows from investing activities:
Purchase of property, plant, and equipment	(146,664)	(56,441)
Proceeds from sale of scrap equipment	2,492	—
Net cash used in investing activities	(144,172)	(56,441)
Cash flows from financing activities:
Proceeds from revolving credit facility	40,000	—
Repayment of debt	(1,990)	(1,995)
Cash contributions by member	60,000	—
Debt issuance costs	(4,118)	(5,983)
Remittance of cash to OCI USA for transferred trade receivables	(163)	(17,500)
Distributions to Unitholders	(5,775)	(17,914)
Distributions to Unitholders – related party	(21,778)	(64,491)
Net cash provided by (used in) financing activities	66,176	(107,883)
Net increase (decrease) in cash and cash equivalents	(51,195)	(77,000)
Cash and cash equivalents, beginning of period	71,810	182,977
Cash and cash equivalents, end of period	$20,615	$105,977
Supplemental cash disclosures:
Cash paid during the period for income taxes	$1,200	$1,350
Cash paid during the period for interest, net of amount capitalized	2,317	9,543
Cash paid during the period for interest, net of amount capitalized – related party	220	—
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$63,495	$4,760
Accruals of property, plant and equipment purchases – related party	11,228	13,079
Capitalized interest	8,389	2,192

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 1 — Business and Basis of Presentation

Description of Business

OCI Partners LP (the “Partnership,” “OCIP,” “we,” “us,” or “our”) is a Delaware limited liability partnership formed on February 7, 2013 to own and operate an integrated methanol and anhydrous ammonia production facility that is strategically located on the U.S. Gulf Coast near Beaumont, Texas. The facility commenced full operations during August 2012. In addition, OCIP has pipeline connections to adjacent customers, port access with dedicated methanol and ammonia import/export jetties, allowing it to ship both products along the Gulf Coast, and truck loading facilities for both methanol and ammonia.

We are currently one of the largest merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and we reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of June 30, 2015, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period.

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 2 — Recently Issued Accounting Standards

Effective January 1, 2015, we early adopted the recently issued Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards. The amendments to this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is applied retrospectively and effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Accordingly, the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the presentation adjustments as required under ASU 2015-03. The retrospective adjustment resulted in a decrease in Other non-current assets and Term loan facility by $10,023 as of December 31, 2014. The adoption of this pronouncement did not have any impact on the Partnership’s unaudited condensed consolidated statement of operations.

On May 28, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either retrospective or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3 — Inventories

As of June 30, 2015 and December 31, 2014, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
Ammonia	$2,117	$3,475
Methanol	2,785	2,677
Total	$4,902	$6,152

Note 4 — Property, Plant and Equipment

	As of
	June 30, 2015	December 31, 2014
Land	$3,480	$3,371
Furniture and Fixtures	164	164
Plant and equipment	740,776	347,001
Vehicles	118	104
Buildings	9,883	—
Construction in progress	23,101	251,307
	777,522	601,947
Less: accumulated depreciation	74,838	56,689
	$702,684	$545,258

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 5 — Debt

(a) Debt – Related Party

On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility agreement with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of June 30, 2015, OCIB has not drawn under the Intercompany Revolving Facility.

On September 15, 2013, three separate intercompany loan agreements between OCIB and OCI Fertilizer were replaced with a new intercompany term facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000 and a maturity date of January 20, 2020. On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 5(b)) to repay amounts owing under the Intercompany Term Facility and entered into Amendment No. 1 to the Intercompany Term Facility (the “Intercompany Term Amendment”). Under the terms of the Intercompany Term Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. Borrowings under the Intercompany Term Facility are subordinated to the Term B-3 Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b) plus (ii) 0.25%. As of June 30, 2015, OCIB has not drawn under the Intercompany Term Facility.

(b) Debt – Third Party

	June 30, 2015	Interest Rate	Interest Rate as of June 30, 2015	Maturity Date
Revolving Credit Facility	$40,000	2.75% + LIBOR	3.01%	March 12, 2016
Less: Unamortized Debt Issue Costs	86
Revolving Credit Facility, Net	$39,914

	June 30, 2015	Interest Rate	Interest Rate as of June 30, 2015	Maturity Date
Term Loan B Credit Facility	$393,025	4.50% + Adjusted LIBOR	5.50%	August 20, 2019
Less: Current Portion	3,980
Less: Unamortized Discount and Debt Issue Costs	16,144
Term Loan Facility, Net	$372,901

	December 31, 2014	Interest Rate	Interest Rate as of December 31, 2014	Maturity Date
Term Loan B Credit Facility	$395,015	4% + Adjusted LIBOR	5.00%	August 20, 2019
Less: Current Portion	3,980
Less: Unamortized Discount and Debt Issue Costs	13,458
Term Loan Facility, Net	$377,577

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

On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement with Bank of America, as administrative agent and lender thereunder, pursuant to which OCIB incurred an incremental term loan in the principal amount of $50,000 under the Term Loan B Credit Facility as discussed further in note 13.

The Term B-3 Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B-3 Loans are also subject to mandatory quarterly repayments equal to 0.25% of all Term B-3 Loans outstanding on the Term Loan Amendment No. 2 effective date.

Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2015	1,990
2016	3,980
2017	3,980
2018	3,980
Thereafter	379,095
Total	$393,025

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

In addition, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2015, 2.25 to 1.00, (b) in the fiscal quarters ending June 30, 2015 and September 30, 2015, 2.50 to 1.00, (c) in the fiscal quarter ending December 31, 2015, 2.25 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

interest expense for the last four quarters. For the period ending June 30, 2015, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Term Loan B Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Term Loan B Credit Facility) in computing the aforementioned ratios. As of June 30, 2015, OCIB’s consolidated senior secured net leverage ratio was 2.37 to 1.00, and its consolidated interest coverage ratio was 14.21 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.

The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of June 30, 2015, the Partnership was in compliance with all these covenants.

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

Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2015, 2.25 to 1.00, (b) in the fiscal quarters ending June 30, 2015 and September 30, 2015, 2.50 to 1.00, (c) in the fiscal quarter ending December 31, 2015, 2.25 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending June 30, 2015, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Revolving Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) in computing the aforementioned ratios. As of June 30, 2015, OCIB’s consolidated senior secured net leverage ratio was 2.37 to 1.00, and its consolidated interest coverage ratio was 14.21 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility OCIB’s obligations under the Revolving Credit Facility may be accelerated.

The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of June 30, 2015, the Partnership was in compliance with all these covenants.

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

All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $847 and $1,546 during the three and six-month periods ended June 30, 2015, respectively, compared to $659 and $1,128 during the three and six-month periods ended June 30, 2014, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

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

OCIB amortized debt issuance costs related to the Revolving Credit Facility of $31 and $181 during the three and six-month periods ended June 30, 2015, respectively, compared to $114 during both the three and six-month periods ended June 30, 2014. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

The following table represents the effect of related party transactions on the unaudited condensed consolidated results of operations for the three and six-month periods ended June 30, 2015 and 2014:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
Revenue	$612	$—	$612	$—
Cost of goods sold (exclusive of depreciation)	4,324	2,778	10,335	6,835
Selling, general and administrative expenses (1)	1,180	1,313	2,485	2,498
Interest expense	51	51	101	101

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
OCI GP LLC	$831	$587	$1,834	$1,271
OCI Nitrogen B.V.	—	88	18	153
OCI Personnel B.V.	150	387	312	581
Contrack International Inc.	195	251	303	493
OCI Fertilizer B.V.	4	—	18	—
Total selling, general and administrative expenses – related party	1,180	1,313	2,485	2,498

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

We incurred costs under this contract, payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership in the amount of $5,155 and $12,169 during the three and six-month periods ended June 30, 2015, respectively, as compared to $3,365 and $8,106 during the three and six-month periods ended June 30, 2014, respectively. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation) and the remaining amounts incurred were included in selling, general and administrative expense. During the three and six-month periods ended June 30, 2015, $4,324 and $10,335, respectively, were recorded in costs of goods sold (exclusive of depreciation) and $831 and $1,834, respectively, were recorded in selling, general and administrative expense. During the three and six-month periods ended June 30, 2014, $2,778 and $6,835, respectively, were recorded in costs of goods sold (exclusive of depreciation) and $587 and $1,271, respectively, were recorded in selling, general and administrative expense. Accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $3,042 and $1,117 as of June 30, 2015 and December 31, 2014, respectively.

As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

of OCI, and (iv) OCI Fertilizer B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $349 and $651 during the three and six-month periods ended June 30, 2015, respectively, as compared to $726 and $1,227 during the three and six-month periods ended June 30, 2014, respectively. Accounts payable – related party include amounts incurred but unpaid to the aforementioned parties of $814 and $289 as of June 30, 2015 and December 31, 2014, respectively.

Distributions and Payments to OCI USA and Its Affiliates

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of June 30, 2015, we have remitted $17,685 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $9,875 is recorded in accounts payable – related party on the unaudited condensed consolidated balance sheet as of June 30, 2015.

Intercompany Revolving Facility

As indicated above in note 5(a), OCIB recorded interest expense – related party of $51 and $101 during the three and six-month periods ended June 30, 2015, respectively, and $51 and $101 during the three and six-month periods ended June 20, 2014, respectively, in relation to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer.

Construction Agreement with Orascom E&C USA Inc.

In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc., an affiliate of OCI, pursuant to which Orascom E&C USA Inc. undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, a technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for the management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C USA Inc. was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C USA Inc. The agreement did not provide for the imposition of liquidated or consequential damages. Amounts (including the fixed fee) incurred under the Construction Contract were $3,221 and $953 during the three and six-month periods ended June 30, 2015, respectively, as compared to $18,611 and $42,168 during the three and six-month periods ended June 30, 2014, respectively. All amounts incurred under this contact were capitalized into construction in progress, which is a component of property plant and equipment shown in the unaudited condensed consolidated balance sheet. Accounts Payable – related party include amounts incurred but unpaid to Orascom E&C USA Inc. of $11,228 and $25,834 as of June 30, 2015 and December 31, 2014, respectively.

Related Party Sales

On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with an annual minimum of 25,855 metric tons to an annual maximum of 28,576 metric tons of commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties.

During the three and six-months ended June 30, 2015, we had related party sales of $612 for the sale of Ammonia to OCI Fertilizers USA. We had no related party sales during the three and six-months ended June 30, 2014. Accounts Receivable – related party includes amounts due from OCI Fertilizer USA of $612 and $0 as of June 30, 2015 and December 31, 2014, respectively.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Other Transactions with Related Parties

Equity Commitment Agreement

On November 27, 2013, the Partnership entered into a new intercompany equity commitment agreement with OCI USA (the “Intercompany Equity Commitment”). Under the terms of the Intercompany Equity Commitment, OCI USA committed to make an equity contribution not to exceed $100,000 to the Partnership if (a) prior to the completion of the debottlenecking project, the Partnership or OCIB have liquidity needs for working capital or other needs and the restrictions under the Term Loan B Credit Facility or any other debt instrument prohibit the Partnership or OCIB from incurring sufficient additional debt to fund such liquidity needs; or (b) OCIB fails to comply with any of the financial covenants as of the last day of any fiscal quarter.

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

On April 17, 2015, the Partnership received a capital contribution of $60,000 from OCIP Holding to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project, and, in exchange, the Partnership issued 3,502,218 common units to OCIP Holding. The capital contribution consisted of the remaining available $40,000 under the Intercompany Equity Commitment and an additional $20,000 cash contribution. The common units were issued pursuant to a contribution agreement, dated April 17, 2015, by and among the Partnership, OCIP Holding and OCI USA, at a price per common unit equal to $17.132 (the volume-weighted average trading price of a common unit on the NYSE, calculated over the consecutive 21- trading day period ending on the close of trading on the trading day immediately prior to the issue date). Immediately following the issuance of common units to OCIP Holding on April 17, 2015, OCIP Holding held 69,497,590 common units in the Partnership, representing a 79.88% limited partner interest. Due to the capital contributions by OCIP Holding on November 10, 2014 and April 17, 2015, and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Intercompany Equity Commitment.

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 7 — Significant Customers

During the three and six-month periods ended June 30, 2015 and 2014, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended June 30, 2015	Six-Months Ended June 30, 2015
Koch (1)	25%	21%
Rentech	16%	20%
Methanex	25%	19%

Customer name	Three-Months Ended June 30, 2014	Six-Months Ended June 30, 2014
Methanex	33%	34%
Koch (1)	25%	27%
Rentech	14%	13%
Trammo, Inc. (f/k/a Transammonia, Inc.)	10%	9%
Lucite International	10%	7%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen, LLC and Koch Methanol, LLC.

The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

Note 8 — Retention Bonus Plan

On November 29, 2013, the Board of Directors approved a retention bonus plan to reinforce and encourage the continued dedication of the employees of OCI GP LLC, our general partner, and its affiliates who provide services to the Partnership by providing a retention bonus opportunity. Each non-executive employee is eligible to receive up to two retention bonuses, pursuant to this plan. Each retention bonus equal three times the employee’s base monthly salary or wages in effect on the applicable retention bonus payment date. The first retention bonus of $2,190 was accrued during the year-ended December 31, 2014 and paid during January 2015, and the second retention bonus will be recorded during the year-ended December 31 2015 and paid during January 2016, in each case subject to the employee’s continued employment with our general partner and its affiliates and continued provision of services for the benefit of the Partnership through the applicable retention bonus payment date. In relation to the retention bonus plan, we recorded $575 and $1,150 during the three and six-month periods ended June 30, 2015, respectively, as compared to $703 and $1,405 during the three and six-month periods ended June 30, 2014, respectively, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations.

Note 9 — Fair Value

The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of June 30, 2015. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of June 30, 2015 and December 31, 2014.

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

On October 30, 2014, we received notice of a lawsuit filed by the employee of a delivery contractor, currently pending in the United States District Court for the Eastern District of Texas, Beaumont Division, at Cause No. 1:15-cv-0002. Plaintiff alleges injuries from his delivery of acid to OCIB’s Beaumont plant. He claims that OCIB was negligent in failing to properly inspect and maintain the premises, and to provide a safe place to work. Discovery has commenced. We have a claim for contractual defense and indemnity from a contractor, and the matter is covered under a general liability insurance policy (subject to a deductible and a reservation of rights). We do not expect the cost of any settlement or eventual judgment, if any, to be material to our operations or financial position.

The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three-months ended June 30, 2015 and June 30, 2014.

Note 11 — Earnings per Limited Partner Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
Net income	$13,478	$40,926	$14,371	$69,933
Basic and diluted weighted average number of limited partner units outstanding	86,343,329	80,500,000	84,927,218	80,500,000
Basic and diluted net income per limited partner unit	$0.16	$0.51	$0.17	$0.87

Note 12 — Distributions

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit (1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2014	$0.41	$33,005	May 22, 2014	May 29, 2014
Second Quarter, ended June 30, 2014	$0.48	$38,640	August 22, 2014	August 28, 2014
Third Quarter, ended September 30, 2014	$0.26	$21,709	November 21, 2014	December 03, 2014
Fourth Quarter, ended December 31, 2014	$0.33	$27,553	March 26, 2015	April 10, 2015
First Quarter, ended March 31, 2015(2)	$—	$—	—	—
Second Quarter, ended June 30, 2015(3)	$—	$—	—	—

(1)	Cash distributions for a quarter are declared and paid in the following quarter.
(2)	No distribution was declared for the three-months ended March 31, 2015.
(3)	No distribution was declared for the three-months ended June 30, 2015.

Note 13 — Subsequent Events

On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement (the “Incremental Term Loan Agreement”) with Bank of America, as administrative agent and lender thereunder. Pursuant to the terms of the Incremental Term Loan Agreement, OCIB incurred an incremental term loan in the principal amount of $50,000 (the “Incremental Term Loan”) under the Term Loan B Credit Facility. The Incremental Term Loan has terms and provisions identical to the existing Term B-3 Loans (the “Existing Term B-3 Loans”), and the Incremental Term Loan and the Existing Term B-3 Loans collectively comprise a single tranche of Term B-3 Loans under the Term Loan B Credit Facility. OCIB will use the proceeds from the Incremental Term Loan to fund balance sheet cash to pay for capital expenditures incurred in connection with the debottlenecking project.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

On August 6, 2015, the Partnership’s sponsor company, OCI, announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF Industries’ (NYSE: CF) global assets in a transaction valued at approximately US$ 8 billion, based on CF Industries’ (“CF”) current share price, including the assumption of approximately US$ 1.95 billion in net debt.

Under the terms of the agreement, CF will become a subsidiary of a new holding company domiciled in the United Kingdom (“the new U.K. Company”) and OCI will contribute, among other subsidiaries and interests, its 79.88% stake in the Partnership to the new U.K. Company. Subject to closing, this transaction will qualify as a change of control under the provisions of our current Term Loan B Credit Facility and Revolving Credit Facility which may result in the principal and accrued interest of those facilities to be declared due and payable in the manner and with the effect provided in those agreements. Such facilities are expected to be refinanced in connection with the closing of the transaction.

The transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and may address certain plans, activities or events which will or may occur in the future and relate to, among other things, the proposed business combination transactions involving OCI N.V. (“OCI”), the new holding company and CF Industries (“CF”), financing of the proposed transactions, the benefits, effects and timing of the proposed transactions (including the benefits and overall impact of the proposed transactions on the Partnership), future financial and operating results of the combined company, and the combined company’s plans, objectives, expectations (financial or otherwise) and intentions. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership; and the following certain risks and uncertainties related to the business combination transactions between OCI, the new holding company and CF and the impact of that those transactions on the Partnership: the possibility that the various closing conditions for the transactions may not be satisfied or waived, including the ability to obtain regulatory approvals of the transactions on the proposed terms and schedule; the risk that competing offers will be made; the failure of OCI or CF shareholders to approve the transactions; the risk that access to financing, including for refinancing of indebtedness of the new holdings company CF or the Partnership, may not be available on a timely basis and on reasonable terms; the outcome of pending or potential litigation or governmental investigations; the risk that the businesses of OCI and CF will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; uncertainty of the expected financial performance of the combined company (and any resulting benefits to the Partnership) following completion of the proposed transactions; the combined company’s ability to achieve the cost savings and synergies (and any resulting benefits to the Partnership) contemplated by the proposed transactions within the expected time frame; disruption from the proposed transactions making it more difficult to maintain relationships with customers, employees or suppliers; and general economic conditions that are less favorable than expected. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors” in our Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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
•

our reliance on natural gas delivered to us by our suppliers, including a subsidiary of DCP Midstream Partners, LP (“DCP Midstream”) , a subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”) and Houston Pipe Line Company, LP (“Houston Pipe Line Company”), a subsidiary of Energy Transfer Partners, LP;

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

For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, please refer to Item 1A—“Risk Factors” section of our Annual Report and to the “Forward Looking Statements” and “Risk Factors” sections of CF’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) up to the date hereof, which are available at the SEC’s website http://www.sec.gov. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Neither the Partnership, OCI, the new holding company nor CF undertake to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

OVERVIEW

We are a Delaware limited partnership formed in February 2013 to own and operate an integrated methanol and ammonia production facility that is strategically located on the Texas Gulf Coast near Beaumont.

We are currently one of the largest merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015.

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

Our Debottlenecking Project

As a means of maximizing our production efficiencies and reducing our energy consumption, we executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades. This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol and ammonia production units for 82 and 71 days, respectively, in order to complete the debottlenecking project. The total time to complete the project lasted longer than anticipated due to low productivity and weather delays, which resulted in higher project expenses than expected. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015. We estimate the total cost of the debottlenecking project (including costs associated with a turnaround and environmental upgrades) was approximately $384.0 million (excluding capitalized interest). As of June 30, 2015 we had paid approximately $314.0 million in expenditures related to our debottlenecking project, as shown in the table below.

Below is a summary of the debottlenecking project costs incurred as of June 30, 2015:

Debottlenecking Project Costs
As of June 30, 2015
(in millions)
Project Expenditures paid as June 30, 2015	$314
Outstanding Project Expenditures	70
Total	$384

On April 17, 2015, the Partnership received a capital contribution of $60.0 million from OCIP Holding LLC (“OCIP Holding”), an indirect, wholly-owned subsidiary of OCI, to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project, and in exchange, the Partnership issued 3,502,218 common units to OCIP Holding. Please read “Liquidity and Capital Resources – Credit Facilities” and note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement with Bank of America, as administrative agent and lender thereunder, pursuant to which OCIB incurred an incremental term loan in the principal amount of $50,000 under the Term Loan B Credit Facility to pay for capital expenditures incurred in connection with the debottlenecking project. Please read “Liquidity and Capital Resources – Credit Facilities” and note 13 – Subsequent Events to the unaudited condensed consolidated financial statements included in this report for additional information.

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

We expect our depreciation expense to increase from the additional assets placed into service from our debottlenecking project and our production, revenues and cost of goods sold will be greater in subsequent periods than in prior periods. Thus, our results of operations for periods prior to and after the completion of our debottlenecking project may not be comparable.

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

Energy-related applications consume the remaining 40% of global methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of DME and MTBE, particularly in China. Methanol blending in gasoline is currently not permitted in the United States.

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

Natural Gas Prices

Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached ten-year lows at the beginning of 2015.

For the three-months ended June 30, 2015, natural gas feedstock costs represented approximately 49% of our total cost of goods sold (exclusive of depreciation), as compared to 68% during the three-months ended June 30, 2014. During the three-months ended June 30, 2015, we spent approximately $22.0 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.87, as compared to approximately $38.1 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $4.66 during the three-months ended June 30, 2014.

For the six-months ended June 30, 2015, natural gas feedstock costs represented approximately 43% of our total cost of goods sold (exclusive of depreciation), as compared to 67% during the six-months ended June 30, 2014. During the six-months ended June 30, 2015, we spent approximately $30.2 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.94, as compared to approximately $72.3 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $4.85 during the six-months ended June 30, 2014. The decrease in natural gas feedstock costs is partially due to the corresponding decrease in production volumes from our methanol production unit being shut down for 82 days and our ammonia production unit being shut down for 71 days, in order to complete the debottlenecking project.

We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We currently source natural gas from DCP Midstream, Kinder Morgan and Houston Pipe Line Company. In addition, our facility is connected to a natural gas pipeline owned by Florida Gas Transmission. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.

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

Key Operational Factors

Product Sales Contracts

We are party to methanol sales contracts with Methanex, Koch Methanol LLC, ExxonMobil Global Service Company and Arkema Inc. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the six-months ended June 30, 2015, methanol sales contracts with Koch Methanol LLC and Methanex accounted for approximately 20.4% and 18.6%, respectively, of our revenues and revenues – related party (“Total Revenues”).

We are party to ammonia sales contracts with Rentech and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the six-months ended June 30, 2015, ammonia sales contracts with Rentech accounted for approximately 20.1% of our Total Revenues.

During the six-months ended June 30, 2015, we delivered approximately 48.8% of our total sales by barge, 43.6% of our total sales by pipeline, 6.8% of our total sales through our methanol truck loading facility, and approximately 0.8% of our sales through our ammonia truck loading facility.

Facility Reliability

The amount of revenue we generate depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of June 30, 2015, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $800,000 to $900,000 per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.

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

Capacity Utilization

During the three-months ended June 30, 2015, our ammonia and methanol production units were in operation for 79 days and 67 days, respectively, as compared to 91 days for both production units during the three-months ended June 30, 2014. During the three-months ended June 30, 2015, our ammonia and methanol production units were shut down for 8 days and 21 days, respectively, in order to complete the debottlenecking project.

We produced approximately 62,630 metric tons of ammonia and approximately 157,662 metric tons of methanol during the three-months ended June 30, 2015, representing capacity utilization rates of 83% and 90% for the ammonia and methanol production units (excluding planned downtime associated with the debottlenecking project), respectively, as compared to production of approximately 73,643 metric tons of ammonia and 178,048 metric tons of methanol during the three-months ended June 30, 2014, representing capacity utilization rates of 112% and 98% for the ammonia and methanol production units, respectively. During 2015, capacity utilization rates were lower than the comparable period due to the ramp up of production once the production units were restarted from the completion of the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015.

During the six-months ended June 30, 2015, our ammonia and methanol production units were in operation for 106 days and 96 days, respectively, as compared to 164 and 167 days, respectively, during the six-months ended June 30, 2014. During the six-months ended June 30, 2015, our ammonia and methanol production units were shut down for 71 days and 82 days, respectively, in order to complete the debottlenecking project. During the six-months ended June 30, 2014, our ammonia and methanol production units were shut down for 17 days and 14 days, respectively, due to a period of unplanned downtime early in the first quarter of 2014, as a result of an electrical power outage.

We produced approximately 83,824 metric tons of ammonia and approximately 214,627 metric tons of methanol during the six-months ended June 30, 2015, representing capacity utilization rates of 88% and 91% for the ammonia and methanol production units (excluding planned downtime associated with the debottlenecking project), respectively, as compared to production of approximately 128,839 metric tons of ammonia and 325,133 metric tons of methanol during the six-months ended June 30, 2014, representing capacity utilization rates of 98% and 90% for the ammonia and methanol production units, respectively. During the six-months ended June 30, 2015, our ammonia and methanol production units were shut down for 71 and 82 days, respectively, in order to complete the debottlenecking project, leading to lower capacity utilization rates for both production units during the six-months ended June 30, 2015, as compared to the six-months ended June 30, 2014.

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

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and six-month periods ended June 30, 2015 and 2014. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and capacity utilization rates.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$13,478	$40,926	$14,371	$69,933
Add:
Interest expense	1,785	4,710	4,291	10,537
Interest expense – related party	51	51	101	101
Income tax expense	228	477	293	891
Depreciation expense	12,648	5,695	18,732	11,356
EBITDA	$28,190	$51,859	$37,788	$92,818

	Production (in tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For Three-Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Ammonia	62,630	73,643	83%	112%	$2.87	$4.66
Methanol	157,662	178,048	90%	98%	$2.87	$4.66
	For Six-Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Ammonia	83,824	128,839	88%	98%	$2.94	$4.85
Methanol	214,627	325,133	91%	90%	$2.94	$4.85

(1)

Calculated by total production volumes for a production unit for a given period, divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime associated with the debottlenecking project.

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2014:

Revenues

	For the Three-Months Ended June 30,
	2015	2014
	(in thousands)
Total revenues	$79,568	$113,447

	For the Three-Months Ended June 30, 2015		For the Three-Months Ended June 30, 2014
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	49.1	$21,930	73.2	$37,439
Methanol	158.9	57,563	161.6	75,967
Other	—	75	—	41
Total	208.0	$79,568	234.8	$113,447

Our Total Revenues were approximately $80.0 million for the three-months ended June 30, 2015 compared to approximately $113.4 million for the three-months ended June 30, 2014. Our methanol revenues were approximately $57.6 million for the three-months ended June 30, 2015 compared to approximately $76.0 million for the three-months ended June 30, 2014, which represents a decrease of 24%. The decrease in methanol revenue is due to the corresponding decrease in methanol sales prices. Our ammonia revenues were approximately $21.9 million for the three-months ended June 30, 2015 compared to approximately $37.4 million for the three-months ended June 30, 2014, which represents a decrease of 41%. The decrease in ammonia revenue is due to a decrease in ammonia sales prices and volumes.

We sold approximately 158,917 metric tons of methanol during the three-months ended June 30, 2015 compared to 161,600 metric tons of produced methanol for the three-months ended June 30 2014, which represents a decrease in sales volumes of 2%. During the three-months ended June 30, 2015, our methanol facility was shut down for approximately 22 days in order to complete the debottlenecking project. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015. The average sales prices per metric ton for methanol during the three-months ended June 30, 2015 was $362.26 per metric ton compared to $470.09 per metric ton for the three-months ended June 30, 2014, which represents a decrease of 23%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. Sales of methanol comprised approximately 72% of our Total Revenues for the three-months ended June 30, 2015 compared to 67% of our Total Revenues for the three-months ended June 30, 2014.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous ten fiscal quarters.

	Average Methanol Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$366.09	$529.43	$410.97
June 30	362.26	$470.09	$443.43
September 30	—	$393.86	$440.22
December 31	—	$405.07	$484.92

We sold approximately 49,137 metric tons of ammonia during the three-months ended June 30, 2015 compared to approximately 73,200 metric tons of ammonia during the three-months ended June 30, 2014, which represents a decrease in sales volumes of 33%. During the three-months ended June 30, 2015, our ammonia facility was shut down for approximately 9 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. The average sales prices per metric ton for ammonia during the three-months ended June 30, 2015 was $446.64 per metric ton compared to $511.46 per metric ton for the three-months ended June 30, 2014, which represents a decrease of 13%. The price decrease is attributed to global supply and demand variations. Prices have also been affected by additional nitrogen fertilizer production brought on line in North America over the last twelve months. Sales of ammonia comprised approximately 28% of our Total Revenues for the three-months ended June 30, 2015 compared to 33% of our Total Revenues for the three-months ended June 30, 2014.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous ten fiscal quarters.

	Average Ammonia Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$509.21	$408.18	$640.76
June 30	446.64	$511.46	$569.84
September 30	—	$508.14	$471.44
December 31	—	$568.22	$452.61

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended June 30, 2015		For the Three-Months Ended June 30, 2014
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$21,990	49.4%	$38,065	68.0%
Hydrogen	$5,177	11.6	$6,673	11.9
Nitrogen	$1,578	3.6	$1,760	3.1
Maintenance	$5,802	13.0	$5,139	9.2
Labor	$4,555	10.2	$4,047	7.2
Other	$5,412	12.2	$253	0.5
Total	$44,514	100.0%	$55,937	100%

Cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation) – related party (“Total Cost of Goods Sold (exclusive of depreciation)”) was approximately $44.5 million for the three-months ended June 30, 2015 compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $55.9 million for the three-months ended June 30, 2014, which represents a decrease of 20%. This decrease in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the decrease in natural gas prices. Our purchase price for natural gas decreased from an average of $4.66 per MMBtu for the three-month period ended June 30, 2014 to an average of $2.87 per MMBtu for the three-month period ended June 30, 2015, which represents a decrease of 38%. During the first quarter of 2014, our purchase price of natural gas rose to $5.07 due to the extremely cold winter weather experienced in the United States which resulted in an increase in demand and a reduction in supply reserves. Natural gas prices have declined steadily since the second quarter of 2014.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous ten fiscal quarters.

	Natural Gas Purchase Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$3.15	$5.07	$3.46
June 30	$2.87	$4.66	$4.20
September 30	—	$4.28	$3.74
December 31	—	$4.07	$3.72

Total Cost of Goods Sold (exclusive of depreciation) was approximately 56% of revenue for the three-months ended June 30, 2015 compared to approximately 49% of revenues for the three-months ended June 30, 2014. This increase in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenue was primarily due to the corresponding decrease in revenue due to the decline in methanol and ammonia sales prices. During the three-months ended June 30, 2015, we incurred approximately $5.2 million in additional other costs related to certain one-time expenditures associated with our facility being shut down, in order to complete the debottlenecking project.

Depreciation Expense

Depreciation expense was approximately $12.6 million for the three-months ended June 30, 2015 compared to approximately $5.7 million for the three-months ended June 30, 2014, which represents an increase of 121%. This increase was due to the assets placed into service during 2015 due to the completion of the debottlenecking project.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $3.7 million for the three-months ended June 30, 2015 compared to approximately $4.9 million for the three-months ended June 30, 2014, which represents a decrease of 24%. The decrease was primarily due to a decrease in legal and professional fees as well as consultation expense.

Our selling, general and administrative expenses – related party were approximately $1.2 million for the three-months ended June 30, 2015 compared to approximately $1.3 million for the three-months ended June 30, 2014, which represents a decrease of 8%. The decrease was primarily due to a decrease in consultation expenses related to maintenance information system that was implemented during 2014.

Interest Expense

Interest expense was approximately $1.8 million for the three-months ended June 30, 2015 compared to $4.7 million for the three-months ended June 30, 2014. During the three-months ended June 30, 2015 and 2014, we capitalized $4.9 million and $1.3 million, respectively, of interest expense due to the additional accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period.

Interest expense–related party was approximately $51,000 for each of the three-months ended June 30, 2015 and 2014. Interest expense–related party relates to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”).

Gain (Loss) on Disposition of Fixed Assets

Gain (loss) on disposition of fixed assets was a loss of approximately $2.0 million for the three-months ended June 30, 2015 compared to no gain (loss) on disposition of fixed assets during the three-months ended June 30, 2014. This loss was due to the disposal of certain assets that were determined to be obsolete after the completion of the debottlenecking project.

THE RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2014:

Revenues

	For the Six-Months Ended June 30,
	2015	2014
	(in thousands)
Total revenues	$117,313	$213,026

	For the Six-Months Ended June 30, 2015		For the Six-Months Ended June 30, 2014
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	84.6	$40,007	129.3	$60,338
Methanol	211.9	76,966	306.1	152,470
Other	—	340	—	218
Total	296.5	$117,313	435.4	$213,026

Our Total Revenues were approximately $117.3 million for the six-months ended June 30, 2015 compared to approximately $213.0 million for the six-months ended June 30, 2014. Our methanol revenues were approximately $77.0 million for the six-months ended June 30, 2015 compared to approximately $152.5 million for the six-months ended June 30, 2014, which represents a decrease of 50%. Our ammonia revenues were approximately $40.0 million for the six-months ended June 30, 2015 compared to approximately $60.3 million for the six-months ended June 30, 2014, which represents a decrease of 34%. The decrease in methanol and ammonia revenue is due to the corresponding decrease in production volumes from our methanol production unit being shut down for 82 days and our ammonia production unit being shut down for 71 days, in order to complete the debottlenecking project.

We sold approximately 211,902 metric tons of methanol during the six-months ended June 30, 2015 compared to 306,100 metric tons of produced methanol for the six-months ended June 30 2014, which represents a decrease in sales volumes of 31%. During the six-months ended June 30, 2015, our methanol facility was shut down for approximately 82 days in order to complete the debottlenecking project. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015. The average sales prices per metric ton for methanol during the six-months ended June 30, 2015 was $363.22 per metric ton compared to $498.11 per metric ton for the six-months ended June 30, 2014, which represents a decrease of 27%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. Sales of methanol comprised approximately 66% of our Total Revenues for the six-months ended June 30, 2015 compared to 72% of our Total Revenues for the six-months ended June 30, 2014.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous ten fiscal quarters.

	Average Methanol Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$366.09	$529.43	$410.97
June 30	362.26	$470.09	$443.43
September 30	—	$393.86	$440.22
December 31	—	$405.07	$484.92

We sold approximately 84,572 metric tons of ammonia during the six-months ended June 30, 2015 compared to approximately 129,300 metric tons of ammonia during the six-months ended June 30, 2014, which represents a decrease in sales volumes of 35%. During the three-months ended June 30, 2015, our ammonia facility was shut down for approximately 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. The average sales prices per metric ton for ammonia during the six-months ended June 30, 2015 was $472.90 per metric ton compared to $466.65 per metric ton for the six-months ended June 30, 2014, which represents an increase of 1%. Sales of ammonia comprised approximately 34% of our Total Revenues for the six-months ended June 30, 2015 compared to 28% of our Total Revenues for the six-months ended June 30, 2014.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous ten fiscal quarters.

	Average Ammonia Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$509.21	$408.18	$640.76
June 30	446.64	$511.46	$569.84
September 30	—	$508.14	$471.44
December 31	—	$568.22	$452.61

Cost of Sales (exclusive of depreciation)

	For the Six-Months Ended June 30, 2015		For the Six-Months Ended June 30, 2014
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$30,222	43.4%	$72,333	66.7%
Hydrogen	$8,849	12.7	$12,295	11.3
Nitrogen	$2,775	3.9	$3,112	2.9
Maintenance	$8,984	12.9	$10,820	10.0
Labor	$9,883	14.2	$7,867	7.3
Other	$8,966	12.9	$2,007	1.9
Total	$69,679	100.0%	$108,434	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $69.7 million for the six-months ended June 30, 2015 compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $108.4 million for the six-months ended June 30, 2014, which represents a decrease of 36%. This decrease in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the decrease in natural gas prices. Our purchase price for natural gas decreased from an average of $4.85 per MMBtu for the six-month period ended June 30, 2014 to an average of $2.94 per MMBtu for the six-month period ended June 30, 2015, which represents a decrease of 39%. During the first quarter of 2014, our purchase price of natural gas rose to $5.07 due to the extremely cold winter weather experienced in the United States which resulted in an increase in demand and a reduction in supply reserves. Natural gas prices have declined steadily since the second quarter of 2014.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous ten fiscal quarters.

	Natural Gas Purchase Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$3.15	$5.07	$3.46
June 30	$2.87	$4.66	$4.20
September 30	—	$4.28	$3.74
December 31	—	$4.07	$3.72

Total Cost of Goods Sold (exclusive of depreciation) was approximately 60% of revenue for the six-months ended June 30, 2015 compared to approximately 51% of revenues for the six-months ended June 30, 2014. This increase in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenue was primarily due to the corresponding decrease in revenue due to our methanol production unit being shut down for 82 days and our ammonia production unit being shut down for 71 days during the six-months ended June 30, 2015, in order to complete the debottlenecking project. During the six-months ended June 30, 2015, we incurred approximately $5.2 million in additional other costs related to certain one-time expenditures associated with our facility being shut down, in order to complete the debottlenecking project.

Depreciation Expense

Depreciation expense was approximately $18.7 million for the six-months ended June 30, 2015 compared to approximately $11.4 million for the six-months ended June 30, 2014, which represents an increase of 64%. This increase was due to the assets placed into service during 2015 due to the completion of the debottlenecking project.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $7.5 million for the six-months ended June 30, 2015 compared to approximately $10.0 million for the six-months ended June 30, 2014, which represents a decrease of 25%. The decrease was primarily due to a decrease in legal and professional fees as well as consultation expense.

Our selling, general and administrative expenses – related party were approximately $2.5 million for both the six-months ended June 30, 2015 and 2014, respectively.

Interest Expense

Interest expense was approximately $4.3 million for the six-months ended June 30, 2015 compared to $10.5 million for the six-months ended June 30, 2014. During the six-months ended June 30, 2015 and 2014, we capitalized $8.4 million and $2.2 million, respectively, of interest expense due to the additional accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period.

Interest expense–related party was approximately $101,000 for each of the six-months ended June 30, 2015 and 2014. Interest expense–related party relates to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”).

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to finance current operations, pay distributions to our partners, fund capital expenditures and service our debt. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures, for the next 12 months. Our sources of liquidity include cash flow from operations, cash on hand and the Intercompany Term Facility described below. However, our future capital expenditures and other cash requirements could be higher that we currently anticipate as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside our control.

Depending on the needs of our business, we may for time to time seek to issue additional common units, incur additional debt, modify the terms of our existing debt, or otherwise refinance our existing debt. There can be no assurance that we will be able to do any of the foregoing on terms acceptable to us or at all.

On August 6, 2015, the Partnership’s sponsor company, OCI, announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF Industries’ (NYSE: CF) global assets in a transaction valued at approximately US$ 8 billion, based on CF’s current share price, including the assumption of approximately US$ 1.95 billion in net debt. Under the terms of the agreement, CF will become a subsidiary of a new holding company domiciled in the United Kingdom (“the new U.K. Company”) and OCI will contribute, among other subsidiaries and interests, its 79.88% stake in the Partnership to the new U.K. Company. Subject to closing, this transaction will qualify as a change of control under the provisions of our current Term Loan B Credit Facility and Revolving Credit Facility which may result in the principal and accrued interest of those facilities to be declared due and payable in the manner and with the effect provided in those agreements. Such facilities are expected to be refinanced in connection with the closing of the transaction.

The transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.

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

Credit Facilities

Described below are the credit facilities under which OCIB may draw extra liquidity as of June 30, 2015. Please read Item I—“Financial Statements”, note 5 – Debt and note 13 – Subsequent Events to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.

Term Loan B Credit Facility

On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of June 30, 2015, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of June 30, 2015, the principal outstanding under the Term Loan B Credit Facility was $393.0 million. Although we do not have any additional committed capacity from identified lenders or investors, as of June 30, 2015, we had capacity to incur another $100.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.

On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement with Bank of America, as administrative agent and lender thereunder (the “Incremental Term Loan Commitment Agreement”), pursuant to which OCIB incurred an incremental term loan in the principal amount of $50.0 million under the Term Loan B Credit Facility (see note 13 – Subsequent Events to the unaudited condensed consolidated financial statements for a complete description). As a result of the Incremental Term Loan Commitment Agreement, we have capacity to incur another $50.0 million under the Term Loan B Credit Facility.

Revolving Credit Facility

On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a new revolving credit agreement (as subsequently amended through and in effect as of June 30, 2015, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB pays a commitment fee of 1.10% per annum on the unused portion of the Revolving Credit Facility. On March 23, 2015, OCIB borrowed $40.0 million under the Revolving Credit Facility. We do not have any additional committed capacity under the Revolving Credit Facility, and we do not believe that the Revolving Credit Facility is a source of further liquidity for OCIB. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.

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

Intercompany Term Facility

On September 15, 2013, OCIB entered into a new intercompany term facility agreement (as amended on November 27, 2013, the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer and provides OCIB with an aggregate borrowing capacity of up to $100.0 million. As of June 30, 2015, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility was initially established to fund the upgrade of our facility that was completed in July 2012, satisfy working capital requirements and for general corporate purposes. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility, plus (ii) 0.25%.

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

On November 10, 2014, OCIP Holding, made a $60.0 million capital contribution pursuant to the Intercompany Equity Commitment in exchange for 2,995,372 common units. On April 17, 2015, OCIP Holding, made an additional $60.0 million capital contribution, which consisted of $40.0 million drawn under the Intercompany Equity Commitment and an additional $20.0 million cash contribution, in exchange for 3,502,218 common units. Due to the capital contributions by OCIP Holding on November 10, 2014 and April 17, 2015, and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Intercompany Equity Commitment.

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

We recorded maintenance capital expenditures related to the turnaround and our capital spares project in the amount of $16.7 million and $55.0 million for the three and six-month periods ended June 30, 2015, respectively, compared to approximately $2.5 million and $4.1 million, for the three and six-month periods ended June 30, 2014, respectively. Maintenance capital expenditures are expected to be $58.0 million for the year ending December 31, 2015. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019.

Our expansion capital expenditures totaled approximately $18.9 million and $123.6 million for the three and six-month periods ended June 30, 2015, respectively, compared to approximately $34.9 million and $70.1 million for the three and six-month periods ended June 30, 2014, respectively, for expenditures related to our debottlenecking project and other budgeted capital projects. Please read “Our Debottlenecking Project” for total debottlenecking project expenditures.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

Working Capital

Working capital is the amount by which total current assets exceed total current liabilities. Our working capital requirements have been, and we expect will continue to be, primarily driven by changes in accounts receivable and accounts payable. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, as well as the level of spending for capital expenditures and changes in the market prices of raw materials that we purchase in the normal course of business.

Working capital at June 30, 2015 was a deficit of $94.8 million, consisting of $67.4 million in total current assets and $162.2 million in total current liabilities. Working capital at December 31, 2014 was $20.0 million, consisting of $117.5 million in total current assets and $97.5 million in total current liabilities. The decrease in working capital as of June 30, 2015 was primarily due to an increase in our accounts payable and accounts payable – related party as a result of our capital expenditures in relation to the debottlenecking project. In addition, during the six-month period ended June 30, 2015, our methanol and ammonia production units were shut down for 82 and 71 days, respectively, in order to complete the debottlenecking project.

In order to finance the incremental working capital requirement due to the increase in capital spending, OCIB incurred an incremental term loan in the principal amount of $50.0 million under the Term Loan B Credit Facility (see note 13 – Subsequent Events to the unaudited condensed consolidated financial statements for a complete description).

CASH FLOWS

Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.

The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Six-Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,801	$87,324
Investing activities	(144,172)	(56,441)
Financing activities	66,176	(107,883)
Net increase (decrease) in cash and cash equivalents	$(51,195)	$(77,000)

Operating Activities

Net cash provided by operating activities for the six-months ended June 30, 2015 was approximately $26.8 million. We had net income of approximately $14.4 for the six-months ended June 30, 2015. During this period, we recorded depreciation expense of $18.7 million, amortization of debt issuance costs of $1.7 million, a gain on the sale of scrap equipment of $2.0 million and a loss on the disposal of obsolete equipment of $2.0 million. Accounts receivable, which is approximately equal to one month of revenue, increased by $4.8 million during the six-months ended June 30, 2015. The increase in accounts receivable is due to timing of receipt of cash from customers. Inventory decreased by $1.3 million during the six-months ended June 30, 2015 due to the corresponding decrease in production volumes from our methanol production unit being shut down for 82 days and our ammonia production unit being shut down for 71 days, in order to complete the debottlenecking project. Other current assets and prepaid expenses decreased by $3.0 million due to the amortization of prepaid insurance policies. Accounts payable – related party (excluding non-cash accruals of property, plant and equipment) increased by $2.5 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business.  Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) decreased by $2.1 million due to the payment of a long-term incentive bonus and an annual performance bonus to all non-executive employees during January 2015 and April 2015, respectively. Accrued interest (excluding capitalized interest) decreased by $8.1 million due to the capitalization of $8.4 million in interest expense in connection with the debottlenecking project.

Net cash provided by operating activities for the six-months ended June 30, 2014 was approximately $87.3 million. We had net income of approximately $69.9 million for the six-months ended June 30, 2014. During this period, we recorded depreciation expense of $11.4 million and amortization of debt issuance costs of $1.2 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $7.9 million during the six-months ended June 30, 2014. The decrease in accounts receivable is due to a decrease in the realized methanol sales prices and volumes in June 2014 compared to December 2013. Monthly sales decreased to $38.3 million in June 2014 as compared to $45.3 million in December 2013. Inventories increased by $5.4 million during the six-months ended June 30, 2014, due to a decline in methanol sales volumes and an accumulation of methanol inventory as of June 30, 2014. Other current assets and prepaid expenses decreased by $1.6 million due to the amortization of prepaid insurance policies. Accounts payable and other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) increased by $0.4 million and $1.5 million, respectively, due to an increase in raw material prices and additional expenses incurred due to being a publicly traded partnership. Accounts payable – related party (excluding non-cash accruals of property, plant and equipment) increased by $0.6 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business.  Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

Investing Activities

Net cash used in investing activities was approximately $144.2 million and $56.4 million, respectively, for the six-months ended June 30, 2015 and 2014. The increase in net additions of property, plant, equipment and construction in progress for the six-months ended June 30, 2015 as compared to the six-months ended June 30, 2014 was primarily due to additional expenditures associated with the debottlenecking project.

Financing Activities

Net cash provided by financing activities was approximately $66.2 million for the six-months ended June 30, 2015 compared to $107.9 million net cash used by financing activities for the six-months ended June 30, 2014. During the six-months ended June 30, 2015, we drew $40.0 million from the Revolving Credit Facility, we repaid borrowings of $2.0 million on the Term Loan B Credit

Facility, paid cash distributions to unitholders of $27.6 million and paid $4.1 million in deferred financing costs associated with Amendment No. 4 to the Term Loan B Credit Facility and Amendment No. 2 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information. We also received a capital contribution of $60.0 million from OCIP Holding, pursuant to the Intercompany Equity Commitment. Please read note 6 – Related-Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

Net cash used in financing activities was approximately $107.9 million for the six-months ended June 30, 2014. During the six-months ended June 30, 2014, we repaid borrowings of $2.0 million on the Term B Loans and remitted $17.5 million of the transferred trade receivables to OCI USA, paid cash distributions to unitholders of $82.4 million and paid $6.0 million in deferred financing costs associated with Amendment No. 2 to the Term Loan B Credit Facility and the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2015, we early adopted the Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards. The amendments to this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is applied retrospectively and effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Accordingly, the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the presentation adjustments as required under ASU 2015-03. The retrospective adjustment resulted in a decrease in Other non-current assets and Term loan facility by $10,023 as of December 31, 2014. The adoption of this pronouncement did not have any impact on the Partnership’s unaudited condensed consolidated statement of operations.

On May 28, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either retrospective or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of June 30, 2015, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 4.50% per annum or the alternate base rate plus 3.25%. Interest on borrowings under the Intercompany Revolving Facility and the Intercompany Term Facility, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at June 30, 2015, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.2 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of June 30, 2015. We have supply agreements with Kinder Morgan, DCP Midstream, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of June 30, 2015, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.

In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of June 30, 2015, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of June 30, 2015, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 17, 2015 (the “Issue Date”), Partnership entered into a Contribution Agreement (the “Contribution Agreement”) with OCI USA, an indirect wholly owned subsidiary of OCI N.V., and OCIP Holding, an indirect wholly owned subsidiary of OCI N.V., pursuant to which OCIP Holding contributed $60.0 million in cash to the Partnership (the “Capital Contribution”) in exchange for an aggregate 3,502,218 common units representing limited partner interests in the Partnership (“Common Units”) for a cash purchase price of $17.132 per Common Unit (the “Issue Price”). The Issue Price was the volume-weighted average trading price of a Common Unit on the New York Stock Exchange, calculated over the consecutive 21-trading day period ending on the close of trading on the trading day immediately prior to the Issue Date. Of the total Capital Contribution, $40.0 million (the “2015 ECL Draw”) constituted a draw by the Partnership under an equity commitment letter, dated November 22, 2013 (the “Equity Commitment Letter”), between OCI USA and the Partnership that provides for up to a $100.0 million equity commitment by OCI USA available to be drawn by the Partnership in certain circumstances. As a result of the 2015 ECL Draw and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Equity Commitment Letter.

The Partnership used the proceeds from the Capital Contribution to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project at the Partnership’s methanol and ammonia production facility. The Common Units were issued to OCIP Holding pursuant to the Contribution Agreement in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, and the rules and regulations promulgated thereunder.

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

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: August 10, 2015	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)