Form 10-Q
period 2015-09-30
OCI Partners LP
filed 2015-11-09
CIK 1578932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP

Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(Dollars in thousands, except per unit data)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,675	$71,810
Accounts receivable	25,671	35,807
Accounts receivable—related party	1,319	—
Inventories	5,706	6,152
Advances due from related parties	18	97
Other current assets and prepaid expenses	5,999	3,664
Total current assets	68,388	117,530
Property, plant, and equipment, net of accumulated depreciation of $90,385 and $56,689, respectively	688,889	545,258
Other non-current assets	1,188	1,529
Total assets	$758,465	$664,317
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$19,952	$37,144
Accounts payable—related party	13,278	37,278
Other payables and accruals	6,907	11,285
Revolving credit facility, net	24,946	—
Current maturities of the term loan facility	4,480	3,980
Accrued interest	2,872	2,310
Accrued interest—related party	152	220
Other current liabilities	4,495	5,282
Total current liabilities	77,082	97,499
Term loan facility, net	421,534	377,577
Other non-current liabilities	1,825	1,177
Total liabilities	500,441	476,253
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at September 30, 2015 and 83,495,372 units issued and outstanding at December 31, 2014	258,024	188,064
General partner’s interest	—	—
Total partners’ capital	258,024	188,064
Total liabilities and partners’ capital	$758,465	$664,317

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Operations

Three and Nine-Month Periods Ended September 30, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014	2015	2014
Revenues	$100,402	$90,471	$217,103	$303,497
Revenues—related party	3,281	—	3,893	—
Total Revenue	103,683	90,471	220,996	303,497

Cost of goods sold (exclusive of depreciation)	49,121	53,043	108,465	154,642
Cost of goods sold (exclusive of depreciation)—related party	2,988	3,252	13,323	10,087
Total Cost of goods sold (exclusive of depreciation)	52,109	56,295	121,788	164,729

Selling, general and administrative expenses	4,302	4,142	11,789	14,172
Selling, general and administrative expenses—related party	891	1,172	3,376	3,671
Total Selling, general and administrative expenses	5,193	5,314	15,165	17,843

Depreciation expense	15,547	5,852	34,279	17,208
Income from operations before interest expense, other income and income tax expense	30,834	23,010	49,764	103,717
Interest expense	7,278	4,157	11,569	14,694
Interest expense—related party	51	51	152	152
Gain (loss) on disposition of fixed assets	11	—	16	—
Other income (expense)	(20)	80	100	835
Income from operations before tax expense	23,496	18,882	38,159	89,706
Income tax expense	353	283	646	1,174
Net income	$23,143	$18,599	$37,513	$88,532
Earnings per limited partner unit:
Common unit (basic and diluted)	$0.27	$0.23	$0.44	$1.10
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	80,500,000	85,624,926	80,500,000

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Nine-Months Ended September 30, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	Common Units		Total Partners’
	Units	Amount	Capital
Balance, December 31, 2013	80,500,000	$151,371	$151,371
Distributions	—	(26,314)	(26,314)
Distributions—Related Party	—	(94,731)	(94,731)
Net income	—	88,532	88,532
Balance September 30, 2014	80,500,000	$118,858	$118,858

Balance, December 31, 2014	83,495,372	$188,064	$188,064
Distributions	—	(5,775)	(5,775)
Distributions—Related Party	—	(21,778)	(21,778)
Capital Contribution	3,502,218	60,000	60,000
Net income	—	37,513	37,513
Balance, September 30, 2015	86,997,590	$258,024	$258,024

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Nine-Months Ended September 30, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per unit data)

	2015	2014
Cash flows from operating activities:
Net income	$37,513	$88,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34,279	17,208
Amortization of debt issuance costs	2,680	2,025
Deferred income tax expense	648	316
(Gain) loss on disposition of fixed assets	(16)	—
Decrease (increase) in:
Restricted cash	—	282
Accounts receivable	10,136	16,420
Accounts receivable – related party	(1,319)	—
Inventories	446	(894)
Advances due from related party	79	253
Other non-current assets, other current assets and prepaid expenses	(2,137)	947
Increase (decrease) in:
Accounts payable	(2,120)	(2,477)
Accounts payable – related party	2,056	1,196
Other payables, accruals, and current liabilities	3,736	4,173
Accrued interest	(8,024)	(4,278)
Accrued interest – related party	(68)	152
Net cash provided by operating activities	77,889	123,855
Cash flows from investing activities:
Purchase of property, plant, and equipment	(221,619)	(92,681)
Proceeds from sale of scrap equipment	2,503	—
Net cash used in investing activities	(219,116)	(92,681)
Cash flows from financing activities:
Proceeds from revolving credit facility	40,000	—
Proceeds from term loan b credit facility	50,000	—
Repayment of debt	(18,110)	(2,990)
Cash contributions by member	60,000	—
Debt issuance costs	(5,023)	(5,983)
Remittance of cash to OCI USA for transferred trade receivables	(222)	(17,522)
Distributions to Unitholders	(5,775)	(26,314)
Distributions to Unitholders – related party	(21,778)	(94,731)
Net cash provided by (used in) financing activities	99,092	(147,540)
Net increase (decrease) in cash and cash equivalents	(42,135)	(116,366)
Cash and cash equivalents, beginning of period	71,810	182,977
Cash and cash equivalents, end of period	$29,675	$66,611
Supplemental cash disclosures:
Cash paid during the period for income taxes	$1,200	$1,350
Cash paid during the period for interest, net of amount capitalized	8,327	12,944
Cash paid during the period for interest, net of amount capitalized – related party	220	—
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$1,325	$14,623
Accruals of property, plant and equipment purchases – related party	—	27,187
Capitalized interest	8,586	4,002

See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 1 — Business and Basis of Presentation

Description of Business

OCI Partners LP (the “Partnership,” “OCIP,” “we,” “us,” or “our”) is a Delaware limited partnership formed on February 7, 2013 to own and operate an integrated methanol and anhydrous ammonia production facility that is strategically located on the U.S. Gulf Coast near Beaumont, Texas. The facility commenced full operations during August 2012. In addition, OCIP has pipeline connections to adjacent customers, port access with dedicated methanol and ammonia import/export jetties, allowing it to ship both products along the Gulf Coast, and truck loading facilities for both methanol and ammonia.

We are currently one of the larger merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015, and we reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015.

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

On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF Industries Holdings, Inc.’s (NYSE: CF) global assets in a transaction (the “CF-OCI Combination Transaction”) valued at approximately $8,000,000, based on CF Industries Holdings, Inc.’s (“CF”) then-current share price, including the assumption of approximately $1,950,000 in net debt. Under the terms of the combination agreement, CF will become a subsidiary of a new holding company domiciled in the United Kingdom (the “new U.K. Company”), and OCI will contribute, among other subsidiaries and interests, its 100% membership interest in our general partner and its 79.88% limited partner interest in us to the new U.K. Company. As stated in CF’s filings with the Securities and Exchange Commission (the “SEC”), in conjunction with entering into the CF-OCI Combination Transaction, on August 6, 2015, CF obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the combination agreement and for general corporate purposes. The proceeds of such committed financing are expected to be made available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $4,000,000. The closing of the CF-OCI Combination Transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.

Subject to closing, the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility, which is an event of default under these credit facilities. We expect that these credit facilities will be refinanced in connection with the closing of the CF-OCI Combination Transaction. However, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of September 30, 2015, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period.

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

Note 2 — Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates (“ASU”) to communicate changes to the codification. The Partnership considers the applicability and impact of all ASU’s. The following are those ASU’s that are relevant to the Partnership.

On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU 2015-11 change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Partnership’s consolidated financial statements.

Effective January 1, 2015, we early adopted FASB ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and IFRS. The amendments to this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is applied retrospectively and effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Accordingly, the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the presentation adjustments as required under ASU 2015-03. The retrospective adjustment resulted in a decrease in Other non-current assets and Term loan facility by $10,023 as of December 31, 2014. The adoption of this pronouncement did not have any impact on the Partnership’s unaudited condensed consolidated statement of operations.

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

Note 3 — Inventories

As of September 30, 2015 and December 31, 2014, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
Ammonia	$1,981	$3,475
Methanol	3,725	2,677
Total	$5,706	$6,152

Note 4 — Property, Plant and Equipment

	As of
	September 30, 2015	December 31, 2014
Land	$3,371	$3,371
Furniture and Fixtures	367	164
Plant and equipment	732,279	347,001
Vehicles	118	104
Buildings	14,278	—
Turnaround	26,801	—
Construction in progress	2,060	251,307
	779,274	601,947
Less: accumulated depreciation	90,385	56,689
	$688,889	$545,258

Note 5 — Debt

(a) Debt – Related Party

On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility agreement with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of September 30, 2015, OCIB has not drawn under the Intercompany Revolving Facility.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

On September 15, 2013, three separate intercompany loan agreements between OCIB and OCI Fertilizer were replaced with a new intercompany term facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000 and a maturity date of January 20, 2020. On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 5(b)) to repay amounts owing under the Intercompany Term Facility and entered into Amendment No. 1 to the Intercompany Term Facility (the “Intercompany Term Amendment”). Under the terms of the Intercompany Term Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. Borrowings under the Intercompany Term Facility are subordinated to the Term B-3 Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b) plus (ii) 0.25%. As of September 30, 2015, OCIB has not drawn under the Intercompany Term Facility.

(b) Debt – Third Party

	September 30, 2015	Interest Rate	Interest Rate as of September 30, 2015	Maturity Date
Revolving Credit Facility	$25,000	2.75% + LIBOR	3.08%	March 12, 2016
Less: Unamortized Debt Issue Costs	54
Revolving Credit Facility, Net	$24,946

	September 30, 2015	Interest Rate	Interest Rate as of September 30, 2015	Maturity Date
Term Loan B Credit Facility	$441,905	4.50% + Adjusted LIBOR	5.50%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	15,891
Term Loan Facility, Net	$421,534

	December 31, 2014	Interest Rate	Interest Rate as of December 31, 2014	Maturity Date
Term Loan B Credit Facility	$395,015	4% + Adjusted LIBOR	5.00%	August 20, 2019
Less: Current Portion	3,980
Less: Unamortized Discount and Debt Issue Costs	13,458
Term Loan Facility, Net	$377,577

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

On November 27, 2013, OCIB, the Partnership and OCI USA entered into Amendment No. 1 to the Term Loan B Credit Facility (the “Term Loan Amendment No. 1”) with Bank of America, as administrative agent, collateral agent and incremental term loan lender, and the other lenders party thereto. Pursuant to the terms of Term Loan Amendment No. 1, OCIB borrowed an incremental $165,000 term B-2 loan (the “Incremental Term Loan”) under the Term Loan B Credit Facility (collectively with the existing Term B-2 Loan, the “Term B-2 Loans”). OCIB utilized the proceeds of the Incremental Term Loan to repay amounts owing under the Intercompany Term Facility (see note 5(a)). Term Loan Amendment No. 1 also adjusted the amortization schedule for the Term B-2 Loans to encompass the new tranche composed of the Incremental Term Loan. In addition, Term Loan Amendment No. 1 clarified that the maximum principal amount of Incremental Term Loans that may be incurred under the Term Loan B Credit Facility (as amended by Term Loan Amendment No. 1) is the sum of (and not the greater of) (a) $100,000 and (b) such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00.

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

On March 12, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 4 (“Term Loan Amendment No. 4”) to the Term Loan B Credit Facility with Bank of America, as administrative agent, and the other lenders party thereto to (i) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending March 31, 2015, (ii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.50 for the quarters ending June 30, 2015 and September 30, 2015, (iii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending December 31, 2015, (iv) increase the interest rate margin on the outstanding term loans under the Term Loan B Facility such that OCIB may select an interest rate of (a) 4.50% above LIBOR for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.25% above the Base Rate for Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility), (v) applied a prepayment premium (A) with respect to any voluntary prepayment of Term B-3 Loans (including in connection with the incurrence of refinancing indebtedness), of 3% of the principal amount of the Term B-3 Loans so prepaid on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof, and to par thereafter and (B) with respect to any amendment to the Term Loan B Credit Facility resulting in a Repricing Transaction (as defined in the Term Loan B Credit Facility), of 3% of the principal amount of the Term B-3 Loans so repriced on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof and to 1% after the second anniversary thereof but on or prior to the third anniversary thereof and to par thereafter and (vi) make certain technical changes to certain defined terms.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement (the “Incremental Term Loan Agreement”) with Bank of America, as administrative agent and lender thereunder, pursuant to which OCIB incurred an incremental term loan in the principal amount of $50,000 (the “Incremental Term Loan No. 2”) under the Term Loan B Credit Facility. The Incremental Term Loan No. 2 has terms and provisions identical to the existing Term B-3 Loans (the “Existing Term B-3 Loans”), and the Incremental Term Loan No. 2 and the Existing Term B-3 Loans collectively comprise a single tranche of Term B-3 Loans under the Term Loan B Credit Facility.

On October 16, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 5 and Waiver (“Term Loan Amendment No. 5”) to the Term Loan B Credit Facility with Bank of America, as administrative agent, and the other lenders party thereto to. Please read note 13 – Subsequent Events for additional information regarding Term Loan Amendment No. 5.

The Term B-3 Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B-3 Loans are also subject to mandatory quarterly repayments equal to 0.25% of the sum of (a) the Existing Term B-3 Loans outstanding on the Term Loan Amendment No. 2 effective date and (b) the principal amount of the Incremental Term Loan No. 2.

Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2015	1,120
2016	4,480
2017	4,480
2018	4,480
Thereafter	427,345
Total	$441,905

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

In addition, as of September 30, 2015, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2015, 2.25 to 1.00, (b) in the fiscal quarters ending June 30, 2015 and September 30, 2015, 2.50 to 1.00, (c) in the fiscal quarter ending December 31, 2015, 2.25 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending September 30, 2015, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Term Loan B Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Term Loan B Credit Facility) in computing the aforementioned ratios. As of September 30, 2015, OCIB’s consolidated senior secured net leverage ratio was 2.71 to 1.00, and its consolidated interest coverage ratio was 10.52 to 1.00. As of September 30, 2015, OCIB was not in compliance with the consolidated senior secured net leverage ratio under the Term Loan B Credit Facility, which noncompliance was waived pursuant to Term Loan Amendment No. 5 to the Term Loan B Credit Facility entered into on October 16, 2015. Please read note 13 – Subsequent Events for additional information regarding Term Loan Amendment No. 5. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.

The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of September 30, 2015, the Partnership was in compliance with all of these nonfinancial covenants.

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

Subject to closing, the CF-OCI Combination Transaction, described above in note 1—Business and Basis of Presentation, will constitute a change of control under our Term Loan B Credit Facility, which is an event of default. Although we expect that our Term Loan B Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.

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

On October 16, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 3 and Waiver (“Revolving Credit Amendment No. 3”) to the Revolving Credit Facility with Bank of America, as administrative agent, and the other lenders party thereto to. Please read note 13 – Subsequent Events for additional information regarding Revolving Credit Amendment No. 3.

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

Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of September 30, 2015, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2015, 2.25 to 1.00, (b) in the fiscal quarters ending June 30, 2015 and September 30, 2015, 2.50 to 1.00, (c) in the fiscal quarter ending December 31, 2015, 2.25 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending September 30, 2015, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Revolving Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) in computing the aforementioned ratios. As of September 30, 2015, OCIB’s consolidated senior secured net leverage ratio was 2.71 to 1.00, and its consolidated interest coverage ratio was 10.52 to 1.00. As of September 30, 2015, OCIB was not in compliance with the consolidated senior secured net leverage ratio under the Revolving Credit Facility, which noncompliance was waived pursuant to Revolving Credit Amendment No. 3 to the Revolving Credit Facility entered into on October 16, 2015.  Please read note 13 – Subsequent Events for additional information regarding Revolving Credit Amendment No. 3. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated.

The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of September 30, 2015, the Partnership was in compliance with all of these nonfinancial covenants.

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

Subject to closing, the CF-OCI Combination Transaction, described above in note 1—Business and Basis of Presentation, will constitute a change of control under our Revolving Credit Facility, which is an event of default. Although we expect that our Revolving Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.

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

The Incremental Term Loan included a 0.5% debt discount of $825 that was withheld from the loan proceeds, a 0.75% arranger fee of $1,237, as well as $295 of associated legal and structuring fees. OCIB and OCI Fertilizer agreed to reduce the amount owing under the Intercompany Term Facility by a total of $2,562, $2,172 of which was comprised of debt discount, arranger fee and a portion of the associated legal and structuring fees, and the remaining $390 represented the amount of prepaid interest – related party. OCIB recorded the debt discount, the arranger fees and the legal and structuring fees as a reduction of long-term debt in the accompanying unaudited condensed consolidated balance sheet. OCIB recorded the reduction of the amount owing under the Intercompany Term Facility as a contribution of partners’ capital.

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

The Incremental Term Loan No. 2 included an arranger fee of $595, legal fees of $183, as well as $128 of other fees and expenses. OCIB recorded the arranger fee, legal fees and other fees and expenses as a reduction of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $921 and $2,467 during the three and nine-month periods ended September 30, 2015, respectively, compared to $642 and $1,770 during the three and nine-month periods ended September 30, 2014, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

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

OCIB amortized debt issuance costs related to the Revolving Credit Facility of $32 and $213 during the three and nine-month periods ended September 30, 2015, respectively, compared to $140 and $255 during the three and nine-month periods ended September 30, 2014, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

Note 6 — Related Party Transactions

The Partnership has maintained and been involved with certain arrangements and transactions with OCI and its affiliates. The material effects of such arrangements and transactions are reported in the accompanying unaudited condensed consolidated financial statements as related party transactions.

The following table represents the effect of related party transactions on the unaudited condensed consolidated results of operations for the three and nine-month periods ended September 30, 2015 and 2014:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014	2015	2014
Revenue	$3,281	$—	$3,893	$—
Cost of goods sold (exclusive of depreciation)	2,988	3,252	13,323	10,087
Selling, general and administrative expenses (1)	891	1,172	3,376	3,671
Interest expense	51	51	152	152

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014	2015	2014
OCI GP LLC	$570	$598	$2,404	$1,869
OCI Nitrogen B.V.	25	37	43	190
OCI Personnel B.V.	163	159	475	740
Contrack International Inc.	123	378	426	872
OCI Fertilizer B.V.	10	—	28	—
Total selling, general and administrative expenses – related party	891	1,172	3,376	3,671

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

We incurred costs under this contract, payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership in the amount of $3,558 and $15,727 during the three and nine-month periods ended September 30, 2015, respectively, as compared to $3,850 and $11,956 during the three and nine-month periods ended September 30, 2014, respectively. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation) and the remaining amounts incurred were included in selling, general and administrative expense. During the three and nine-month periods ended September 30, 2015, $2,988 and $13,323, respectively, were recorded in costs of goods sold (exclusive of depreciation) and $570 and $2,404, respectively, were recorded in selling, general and administrative expense. During the three and nine-month periods ended September 30, 2014, $3,252 and $10,087, respectively, were recorded in costs of goods sold (exclusive of depreciation) and $598 and $1,869, respectively, were recorded in selling, general and administrative expense. Accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $2,319 and $1,117 as of September 30, 2015 and December 31, 2014, respectively.

As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, and (iv) OCI Fertilizer B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $322 and $972 during the three and nine-month periods ended September 30, 2015, respectively, as compared to $574 and $1,802 during the three and nine-month periods ended September 30, 2014, respectively. Accounts payable – related party include amounts incurred but unpaid to the aforementioned parties of $1,143 and $289 as of September 30, 2015 and December 31, 2014, respectively.

Distributions and Payments to OCI USA and Its Affiliates

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of September 30, 2015, we have remitted $17,744 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $9,816 is recorded in accounts payable – related party on the unaudited condensed consolidated balance sheet as of September 30, 2015.

Intercompany Revolving Facility

As indicated above in note 5(a), OCIB recorded interest expense – related party of $51 and $152 during the three and nine-month periods ended September 30, 2015, respectively, and $51 and $152 during the three and nine-month periods ended September 30, 2014, respectively, in relation to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Construction Agreement with Orascom E&C USA Inc.

In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc. (“Orascom E&C”), an affiliate of OCI, pursuant to which Orascom E&C undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, a technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for the management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C. The agreement did not provide for the imposition of liquidated or consequential damages. Amounts (including the fixed fee) incurred under the Construction Contract were $0 and $953 during the three and nine-month periods ended September 30, 2015, respectively, as compared to $34,592 and $76,760 during the three and nine-month periods ended September 30, 2014, respectively. All amounts incurred under this contact were capitalized into construction in progress, which is a component of property plant and equipment shown in the unaudited condensed consolidated balance sheet. Accounts Payable – related party include amounts incurred but unpaid to Orascom E&C of $0 and $25,834 as of September 30, 2015 and December 31, 2014, respectively.

Related Party Sales

On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties.

During the three and nine-months ended September 30, 2015, we had related party sales of $3,281 and $3,893, respectively, for the sale of Ammonia to OCI Fertilizers USA. We had no related party sales during the three and nine-months ended September 30, 2014. Accounts Receivable – related party includes amounts due from OCI Fertilizer USA of $1,319 and $0 as of September 30, 2015 and December 31, 2014, respectively.

Other Transactions with Related Parties

Equity Commitment Agreement

On November 27, 2013, the Partnership entered into an intercompany equity commitment agreement with OCI USA (the “Intercompany Equity Commitment”). Under the terms of the Intercompany Equity Commitment, OCI USA committed to make an equity contribution not to exceed $100,000 to the Partnership if (a) prior to the completion of the debottlenecking project, the Partnership or OCIB has liquidity needs for working capital or other needs and the restrictions under the Term Loan B Credit Facility or any other debt instrument prohibit the Partnership or OCIB from incurring sufficient additional debt to fund such liquidity needs; or (b) OCIB fails to comply with any of the financial covenants as of the last day of any fiscal quarter.

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

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

On April 17, 2015, the Partnership received a capital contribution of $60,000 from OCIP Holding to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project, and, in exchange, the Partnership issued 3,502,218 common units to OCIP Holding. The capital contribution consisted of the remaining available $40,000 under the Intercompany Equity Commitment and an additional $20,000 cash contribution. The common units were issued pursuant to a contribution agreement, dated April 17, 2015, by and among the Partnership, OCIP Holding and OCI USA, at a price per common unit equal to $17.132 (the volume-weighted average trading price of a common unit on the NYSE, calculated over the consecutive 21-trading day period ending on the close of trading on the trading day immediately prior to the issue date). Immediately following the issuance of common units to OCIP Holding on April 17, 2015, OCIP Holding held 69,497,590 common units in the Partnership, representing a 79.88% limited partner interest. Due to the capital contributions by OCIP Holding on November 10, 2014 and April 17, 2015, and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Intercompany Equity Commitment.

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

Note 7 — Significant Customers

During the three and nine-month periods ended September 30, 2015 and 2014, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended September 30, 2015	Nine-Months Ended September 30, 2015
Koch (1)	34%	27%
Methanex	29%	24%
Rentech	12%	16%

Customer name	Three-Months Ended September 30, 2014	Nine-Months Ended September 30, 2014
Methanex	34%	34%
Koch (1)	26%	26%
Rentech	19%	15%
Lucite International	11%	8%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen, LLC and Koch Methanol, LLC.

The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 8 — Retention Bonus Plan

On November 29, 2013, the Board of Directors approved a retention bonus plan to reinforce and encourage the continued dedication of the employees of OCI GP LLC, our general partner, and its affiliates who provide services to the Partnership by providing a retention bonus opportunity. Each non-executive employee is eligible to receive up to two retention bonuses, pursuant to this plan. Each retention bonus equals three times the employee’s base monthly salary or wages in effect on the applicable retention bonus payment date. The first retention bonus of $2,190 was accrued during the year-ended December 31, 2014 and paid during January 2015, and the second retention bonus will be recorded during the year-ended December 31 2015 and paid during January 2016, in each case subject to the employee’s continued employment with our general partner and its affiliates and continued provision of services for the benefit of the Partnership through the applicable retention bonus payment date. In relation to the retention bonus plan, we recorded $575 and $1,725 during the three and nine-month periods ended September 30, 2015, respectively, as compared to $703 and $2,108 during the three and nine-month periods ended September 30, 2014, respectively, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations.

Note 9 — Fair Value

The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of September 30, 2015. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of September 30, 2015 and December 31, 2014.

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

The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three-months ended September 30, 2015 and September 30, 2014.

Note 11 — Earnings per Limited Partner Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014	2015	2014
Net income	$23,143	$18,599	$37,513	$88,532
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	80,500,000	85,624,926	80,500,000
Basic and diluted net income per limited partner unit	$0.27	$0.23	$0.44	$1.10

OCI PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit data)

Note 12 — Distributions

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit (1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2014	$0.41	$33,005	May 22, 2014	May 29, 2014
Second Quarter, ended June 30, 2014	$0.48	$38,640	August 22, 2014	August 28, 2014
Third Quarter, ended September 30, 2014	$0.26	$21,709	November 21, 2014	December 03, 2014
Fourth Quarter, ended December 31, 2014	$0.33	$27,553	March 26, 2015	April 10, 2015
First Quarter, ended March 31, 2015(2)	$—	$—	—	—
Second Quarter, ended June 30, 2015(3)	$—	$—	—	—
Third Quarter, ended September 30, 2015	$0.41	$35,669	November 30, 2015	December 17, 2015

(1)	Cash distributions for a quarter are declared and paid in the following quarter.
(2)	No distribution was declared for the three-months ended March 31, 2015.
(3)	No distribution was declared for the three-months ended June 30, 2015.

Note 13 — Subsequent Events

Amendment No. 5 to the Term Loan B Credit Facility

On October 16, 2015, OCIB, the Partnership, and OCI USA entered into Term Loan Amendment No. 5 to the Term Loan Credit Agreement dated as of August 20, 2013 (as previously supplemented by that certain Credit Agreement Joinder, dated as of October 18, 2013, as previously amended by that certain Amendment No. 1 dated as of November 27, 2013, that certain Amendment No. 2 and Waiver dated as of April 4, 2014, that certain Amendment No. 3 dated as of June 13, 2014, that certain Amendment No. 4 dated as of March 12, 2015 and that certain Incremental Term Loan Commitment Agreement dated as of July 2, 2015) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 5 (i) increased the maximum consolidated senior secured net leverage ratio from 2.50 to 3.75 for the quarter ending September 30, 2015, (ii) increased the maximum consolidated senior secured net leverage ratio from 2.25 to 3.75 for the quarter ending December 31, 2015, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 3.75 for the quarter ending March 31, 2016, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.50 for the quarters ending September 30, 2015, December 31, 2015 and March 31, 2016, and (v) increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 5.50% above LIBOR for the Term B-3 Tranche of LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 4.50% above the Base Rate for the Term B-3 Tranche of Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility).

In conjunction with this transaction, we incurred an arranger fee of $500, legal expenses of $64, as well as $13 of other fees and expenses.

Amendment No. 3 to the Revolving Credit Facility

On October 16, 2015, OCIB and the Partnership entered into Revolving Credit Amendment No. 3 to the Revolving Credit Agreement dated as of April 4, 2014 (as previously amended by that certain Amendment No. 1 dated as of June 13, 2014 and that certain Amendment No. 2 dated as of March 12, 2015) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 3 (i) increased the maximum consolidated senior secured net leverage ratio from 2.50 to 3.75 for the quarter ending September 30, 2015, (ii) increased the maximum consolidated senior secured net leverage ratio from 2.25 to 3.75 for the quarter ending December 31, 2015, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 3.75 for the quarter ending March 31, 2016, and (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.50 for the quarters ending September 30, 2015, December 31, 2015 and March 31, 2016.

In conjunction with this transaction, we incurred a 0.25% amendment fee of $100.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and may address certain plans, activities or events which will or may occur in the future and relate to, among other things, the proposed business combination transactions involving OCI N.V. (“OCI”), a new holding company domiciled in the United Kingdom (the “new U.K. Company”) and CF Industries (“CF”) and the benefits and overall impact of the proposed transactions on the Partnership. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors” in our Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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
•

our reliance on natural gas delivered to us by our suppliers, including a subsidiary of DCP Midstream Partners, LP (“DCP Midstream”) , a subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”) and Houston Pipe Line Company, LP (“Houston Pipe Line Company”), a subsidiary of Energy Transfer Partners, L.P.;

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

In addition, the risks and uncertainties related to the business combination transactions between OCI, the new U.K. Company and CF and the impact of those transactions on the Partnership include:

•

the possibility that the closing conditions for the CF-OCI Combination Transaction may not be satisfied or waived, which, among other things, will likely require us to seek a further amendment or waiver to both our Term Loan B Credit Facility and Revolving Credit Facility to the extent we are not in compliance with our financial covenants at June 30, 2016;

•	the risk that the businesses of OCI and CF, including our business, will not be integrated successfully or such integration may be more disruptive, time consuming or costly than expected;
•	uncertainty of the expected financial performance of the combined company (and any resulting benefits to the Partnership) following the completion of the proposed transactions;
•	disruption from the proposed transactions making it more difficult to maintain relationships with customers, employees or suppliers;
•

our ability to repay outstanding principal and accrued but unpaid interest amounts on our Term Loan B Credit Facility and our Revolving Credit Facility (as each such term is defined herein) under a change of control event; and

•

our ability to obtain further amendment or waivers under our Term Loan B Credit Facility and our Revolving Credit Facility to the extent the business combination transaction between OCI and CF does not close prior to June 30, 2016 or at all.

For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, please refer to Item 1A—“Risk Factors” section of our Annual Report and to the “Forward Looking Statements” and “Risk Factors” sections of CF’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) up to the date hereof, which are available at the SEC’s website http://www.sec.gov. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Neither the Partnership, OCI, the new U.K. Company nor CF undertake to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

OVERVIEW

We are a Delaware limited partnership formed in February 2013 to own and operate an integrated methanol and ammonia production facility that is strategically located on the Texas Gulf Coast near Beaumont.

We are currently one of the larger merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015.

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

Pending CF-OCI Combination Transaction

On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF’s (NYSE: CF) global assets in a transaction (the “CF-OCI Combination Transaction”) valued at approximately $8.0 billion, based on CF’s then-current share price, including the assumption of approximately $2.0 billion in net debt. Under the terms of the combination agreement, CF will become a subsidiary of the new U.K. Company, and OCI will contribute, among other subsidiaries and interests, its 100% membership interest in our general partner and its 79.88% limited partner interest in us to the new U.K. Company. As stated in CF’s filings with the SEC, in conjunction with entering into the CF-OCI Combination Transaction, on August 6, 2015, CF obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the combination agreement and for general corporate purposes. The proceeds of such committed financing are expected to be made available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $4.0 billion. The closing of the CF-OCI Combination Transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.

Subject to closing, the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility, which is an event of default under these credit facilities. Although we expect that our Term Loan B Credit Facility and our Revolving Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation. Please read “Liquidity and Capital Resources – Credit Facilities.”

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

For the three-months ended September 30, 2015, natural gas feedstock costs represented approximately 55.2% of our cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation) – related party (“Total Cost of Goods Sold (exclusive of depreciation)”) as compared to 49.6% during the three-months ended September 30, 2014. During the three-months ended September 30, 2015, we spent approximately $28.8 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.88, as compared to approximately $27.9 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $4.28 during the three-months ended September 30, 2014. Natural gas as a percentage of Total Cost of Goods Sold (exclusive of depreciation) increased due to additional natural gas consumption related to the increase in production capacity from the debottlenecking project.

For the nine-months ended September 30, 2015, natural gas feedstock costs represented approximately 48.4% of our Total Cost of Goods Sold (exclusive of depreciation) as compared to 60.9% during the nine-months ended September 30, 2014. During the nine-months ended September 30, 2015, we spent approximately $59.0 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.91, as compared to approximately $100.3 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $4.67 during the nine-months ended September 30, 2014. The decrease in natural gas feedstock costs is due to the decrease in natural gas prices as well as the corresponding decrease in production volumes from our methanol production unit being shut down for 82 days and our ammonia production unit being shut down for 71 days, in order to complete the debottlenecking project.

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

Key Operational Factors

Product Sales Contracts

We are party to methanol sales contracts with several customers, including but not limited to Methanex, Koch Methanol LLC, ExxonMobil Global Service Company and Arkema Inc. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the nine-months ended September 30, 2015, methanol sales contracts with Koch Methanol LLC and Methanex accounted for approximately 27% and 24%, respectively, of our revenues and revenues – related party (“Total Revenues”).

We are party to ammonia sales contracts with several customers, including but not limited to Rentech and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the nine-months ended September 30, 2015, ammonia sales contracts with Rentech accounted for approximately 16% of our Total Revenues.

During the nine-months ended September 30, 2015, we delivered approximately 53% of our total sales by barge, 40% of our total sales by pipeline, 5% of our total sales through our methanol truck loading facility, and approximately 2% of our sales through our ammonia truck loading facility.

Facility Reliability

The amount of revenue we generate depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of September 30, 2015, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $800,000 to $900,000 per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.

We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations and to maintain or improve reliability. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2018.

Potential Impact of Proposed IRS Regulations Regarding Qualifying Income

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be “qualifying income” under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). If less than 90% of our gross income is qualifying income in any tax year, then we would be treated as a corporation for U.S. federal income tax purposes for such tax year and all subsequent tax years.

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

If these proposed regulations become final in their currently proposed form, the regulations would make it difficult or impossible for our income derived from the production and marketing of methanol and synthesis gas to constitute qualifying income following the expiration of the ten-year transition period, which would commence on the date such regulations are published as final regulations.

The IRS and the U.S. Department of the Treasury requested comments from industry participants regarding the standards set forth in these proposed regulations. We submitted comments on the proposed regulations on August 4, 2015 and testified before the IRS and the U.S. Department of the Treasury at a public hearing on the proposed regulations held on October 27, 2015. In the event that we do not satisfy the standards set forth in the regulations, if and when such regulations become final, and assuming such final regulations provide for the currently proposed ten-year transition period, we may continue to rely on our private letter ruling during the ten-year transition period, which will allow us to maintain our treatment as a partnership for U.S. federal income tax purposes and to continue to execute our business strategy. In order to maintain our partnership status following the expiration of any transition period, we will likely need to establish a new corporate subsidiary to own and operate our methanol business, which subsidiary will be subject to entity level taxation at the maximum federal income tax rate applicable to corporations. The taxation of such corporate subsidiary could materially reduce the earnings we derive from our methanol business and our ability to make cash distributions to our unitholders. If we are unable to own and operate our methanol business through a corporate subsidiary, we may be unable to maintain our status as a partnership for federal income tax purposes with our existing businesses, and all of our income would become subject to entity level taxation at the maximum federal income tax rate applicable to corporations. Our loss of partnership status for federal income tax purposes would materially reduce our distributable cash flow and our ability to make distributions to our unitholders. We will continue to evaluate ways to mitigate the impact of the proposed regulations on our business and partnership status.

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

Capacity Utilization

During the three-months ended September 30, 2015, our ammonia and methanol production units were in operation for 80 days and 91 days, respectively, as compared to 85 days and 72 days, respectively, during the three-months ended September 30, 2014. During the three-months ended September 30, 2015, our ammonia and methanol production units were shut down for 12 days and 1 day, respectively, due to an internal failure in the steam turbine. The repairs were covered under warranty. During the three-months ended September 30, 2014, our ammonia and methanol production units were shut down for 20 days and 7 days, respectively, due to electrical power outages and repairs to our reformer.

We produced approximately 72,960 metric tons of ammonia and approximately 226,057 metric tons of methanol during the three-months ended September 30, 2015, representing capacity utilization rates of 87% and 98% for the ammonia and methanol production units, respectively, as compared to production of approximately 62,276 metric tons of ammonia and 136,307 metric tons of methanol during the three-months ended September 30, 2014, representing capacity utilization rates of 93% and 74% for the ammonia and methanol production units, respectively. During the three-months ended September 30, 2014, our ammonia and methanol production units were shut down for 7 days and 20 days, respectively, due to electrical power outages and repairs to our reformer.

During the nine-months ended September 30, 2015, our ammonia and methanol production units were in operation for 186 days and 189 days, respectively, as compared to 249 and 239 days, respectively, during the nine-months ended September 30, 2014. During the nine-months ended September 30, 2015, our ammonia and methanol production units were shut down for 71 days and 82 days, respectively, in order to complete the debottlenecking project. During the nine-months ended September 30, 2014, our ammonia and methanol production units were shut down for 24 days and 34 days, respectively, due to a period of unplanned downtime early in the first quarter of 2014, as a result of an electrical power outage and in the third quarter of 2014, as a result of electrical power outages and repairs to our reformer.

We produced approximately 156,784 metric tons of ammonia and approximately 440,684 metric tons of methanol during the nine-months ended September 30, 2015, representing capacity utilization rates of 88% and 95% for the ammonia and methanol production units (excluding planned downtime associated with the debottlenecking project), respectively, as compared to production of approximately 191,116 metric tons of ammonia and 461,440 metric tons of methanol during the nine-months ended September 30, 2014, representing capacity utilization rates of 96% and 85% for the ammonia and methanol production units, respectively. During the nine-months ended September 30, 2015, our ammonia and methanol production units were shut down for 71 and 82 days, respectively, in order to complete the debottlenecking project.

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

SELECTED FINANCIAL DATA

The following table includes selected summary financial data for the three and nine-month periods ended September 30, 2015 and 2014. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and capacity utilization rates.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$23,143	$18,599	$37,513	$88,532
Add:
Interest expense	7,278	4,157	11,569	14,694
Interest expense – related party	51	51	152	152
Income tax expense	353	283	646	1,174
Depreciation expense	15,547	5,852	34,279	17,208
EBITDA	$46,372	$28,942	$84,159	$121,760

	Production (in tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For Three-Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Ammonia	72,960	62,276	87%	93%	$2.88	$4.28
Methanol	226,057	136,307	98%	74%	$2.88	$4.28
	For Nine-Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Ammonia	156,784	191,116	88%	96%	$2.91	$4.67
Methanol	440,684	461,440	95%	85%	$2.91	$4.67

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

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2014:

Revenues

	For the Three-Months Ended September 30,
	2015	2014
	(in thousands)
Total revenues	$103,683	$90,471

	For the Three-Months Ended September 30, 2015		For the Three-Months Ended September 30, 2014
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	73.3	$30,614	56.0	$28,456
Methanol	221.6	73,067	157.0	61,836
Other	—	2	—	179
Total	294.9	$103,683	213.0	$90,471

Our Total Revenues were approximately $103.7 million for the three-months ended September 30, 2015 compared to approximately $90.5 million for the three-months ended September 30, 2014. Our methanol revenues were approximately $73.1 million for the three-months ended September 30, 2015 compared to approximately $61.8 million for the three-months ended September 30, 2014, which represents an increase of 18%. The increase in methanol revenue is due to the corresponding increase in methanol production and sales volumes. Our ammonia revenues were approximately $30.6 million for the three-months ended September 30, 2015 compared to approximately $28.5 million for the three-months ended September 30, 2014, which represents an increase of 7%. The increase in ammonia revenue is due to the corresponding increase in ammonia production and sales volumes.

We sold approximately 221,607 metric tons of methanol during the three-months ended September 30, 2015 compared to approximately 157,000 metric tons of methanol during the three-months ended September 30 2014, which represents an increase in sales volumes of 41%. The increase in sales volumes are due to the corresponding increase in production volumes, due to the capacity increase from our debottlenecking project. The average sales prices per metric ton for methanol during the three-months ended September 30, 2015 was $329.72 per metric ton compared to $393.86 per metric ton for the three-months ended September 30, 2014, which represents a decrease of 16%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. Sales of methanol comprised approximately 70.5% of our Total Revenues for the three-months ended September 30, 2015 compared to 68.3% of our Total Revenues for the three-months ended September 30, 2014.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous eleven fiscal quarters.

	Average Methanol Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$366.09	$529.43	$410.97
June 30	362.26	$470.09	$443.43
September 30	329.72	$393.86	$440.22
December 31	—	$405.07	$484.92

We sold approximately 73,303 metric tons of ammonia during the three-months ended September 30, 2015 compared to approximately 55,950 metric tons of ammonia during the three-months ended September 30, 2014, which represents an increase in sales volumes of 31%. The increase in sales volumes are due to the corresponding increase in production volumes, due to the capacity increase from our debottlenecking project. The average sales prices per metric ton for ammonia during the three-months ended September 30, 2015 was $417.65 per metric ton compared to $508.14 per metric ton for the three-months ended September 30, 2014, which represents a decrease of 18%. The price decrease is attributed to global supply and demand variations. Prices have also been affected by additional nitrogen fertilizer production brought on line in North America over the last twelve months. Sales of ammonia comprised approximately 29.5% of our Total Revenues for the three-months ended September 30, 2015 compared to 31.5% of our Total Revenues for the three-months ended September 30, 2014.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous eleven fiscal quarters.

	Average Ammonia Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$509.21	$408.18	$640.76
June 30	446.64	$511.46	$569.84
September 30	417.65	$508.14	$471.44
December 31	—	$568.22	$452.61

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended September 30, 2015		For the Three-Months Ended September 30, 2014
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$28,763	55.2%	$27,941	49.6%
Hydrogen	$5,136	9.9	$5,971	10.6
Nitrogen	$2,336	4.5	$1,633	2.9
Maintenance	$7,870	15.1	$7,445	13.2
Labor	$4,275	8.2	$4,473	7.9
Other	$3,729	7.2	$8,832	15.7
Total	$52,109	100%	$56,295	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $52.1 million and 50% of Total Revenue for the three-months ended September 30, 2015, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $56.3 million and 62% of Total Revenue for the three-months ended September 30, 2014. The decrease in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the decrease in natural gas prices. Our purchase price for natural gas decreased from an average of $4.28 per MMBtu for the three-month period ended September 30, 2014 to an average of $2.88 per MMBtu for the three-month period ended September 30, 2015, which represents a decrease of 33%. During the first quarter of 2014, our purchase price of natural gas rose to $5.07 due to the extremely cold winter weather experienced in the United States which resulted in an increase in demand and a reduction in supply reserves. Natural gas prices have declined steadily since the second quarter of 2014.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous eleven fiscal quarters.

	Natural Gas Purchase Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$3.15	$5.07	$3.46
June 30	$2.87	$4.66	$4.20
September 30	$2.88	$4.28	$3.74
December 31	—	$4.07	$3.72

Depreciation Expense

Depreciation expense was approximately $15.5 million for the three-months ended September 30, 2015 compared to approximately $5.9 million for the three-months ended September 30, 2014, which represents an increase of 163%. This increase was due to the assets placed into service during 2015 due to the completion of the debottlenecking project.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $4.3 million for the three-months ended September 30, 2015 compared to approximately $4.1 million for the three-months ended September 30, 2014, which represents an increase of 5%. The increase in selling, general and administrative expenses was primarily due to an increase in insurance expense. The increase in insurance expense was partially offset by a decrease in legal and professional fees as well as consultation expense.

Our selling, general and administrative expenses – related party were approximately $0.9 million for the three-months ended September 30, 2015 compared to approximately $1.2 million for the three-months ended September 30, 2014, which represents a decrease of 25%. The decrease was primarily due to a decrease in consultation expenses related to maintenance information system that was implemented during 2014.

Interest Expense

Interest expense was approximately $7.3 million for the three-months ended September 30, 2015 compared to $4.2 million for the three-months ended September 30, 2014. During the three-months ended September 30, 2015, interest expense was higher than the comparable period due (i) on March 12, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 4 to the Term Loan B Credit Facility which increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility by 100 basis points and (ii) on July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement with Bank of America, as administrative agent and lender thereunder, pursuant to which OCIB incurred an incremental term loan in the principal amount of $50.0 million under the Term Loan B Credit Facility. In addition, during the three-months ended September 30, 2015 and 2014, we capitalized $197,000 and $1.8 million, respectively, of interest expense. Capitalized interest was higher during the three-months ended September 30, 2014, due to the accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period.

Interest expense–related party was approximately $51,000 for each of the three-months ended September 30, 2015 and 2014. Interest expense–related party relates to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”).

THE RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2014:

Revenues

	For the Nine-Months Ended September 30,
	2015	2014
	(in thousands)
Total revenues	$220,996	$303,497

	For the Nine-Months Ended September 30, 2015		For the Nine-Months Ended September 30, 2014
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	157.9	$70,621	185.3	$88,794
Methanol	433.5	150,033	463.1	214,306
Other	—	342	—	397
Total	591.4	$220,996	648.4	$303,497

Our Total Revenues were approximately $221.0 million for the nine-months ended September 30, 2015 compared to approximately $303.5 million for the nine-months ended September 30, 2014. Our methanol revenues were approximately $150.0 million for the nine-months ended September 30, 2015 compared to approximately $214.3 million for the nine-months ended September 30, 2014, which represents a decrease of 30%. Our ammonia revenues were approximately $70.6 million for the nine-months ended September 30, 2015 compared to approximately $88.8 million for the nine-months ended September 30, 2014, which represents a decrease of 20%. The decrease in methanol and ammonia revenue is due to the corresponding decrease in production volumes from our methanol production unit being shut down for 82 days and our ammonia production unit being shut down for 71 days, in order to complete the debottlenecking project.

We sold approximately 433,510 metric tons of methanol during the nine-months ended September 30, 2015 compared to 463,100 metric tons of produced methanol for the nine-months ended September 30 2014, which represents a decrease in sales volumes of 6%. During the nine-months ended September 30, 2015, our methanol facility was shut down for approximately 82 days in order to complete the debottlenecking project. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015. The average sales prices per metric ton for methanol during the nine-months ended September 30, 2015 was $346.10 per metric ton compared to $462.76 per metric ton for the nine-months ended September 30, 2014, which represents a decrease of 25%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. Sales of methanol comprised approximately 67.9% of our Total Revenues for the nine-months ended September 30, 2015 compared to 70.6% of our Total Revenues for the nine-months ended September 30, 2014.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous eleven fiscal quarters.

	Average Methanol Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$366.09	$529.43	$410.97
June 30	362.26	$470.09	$443.43
September 30	329.72	$393.86	$440.22
December 31	—	$405.07	$484.92

We sold approximately 157,875 metric tons of ammonia during the nine-months ended September 30, 2015 compared to approximately 185,300 metric tons of ammonia during the nine-months ended September 30, 2014, which represents a decrease in sales volumes of 15%. During the three-months ended September 30, 2015, our ammonia facility was shut down for approximately 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. The average sales prices per metric ton for ammonia during the nine-months ended September 30, 2015 was $447.25 per metric ton compared to $479.19 per metric ton for the nine-months ended September 30, 2014, which represents a decrease of 7%. The price decrease is attributed to global supply and demand variations. Prices have also been affected by additional nitrogen fertilizer production brought on line in North America over the last twelve months. Sales of ammonia comprised approximately 32.0% of our Total Revenues for the nine-months ended September 30, 2015 compared to 29.3% of our Total Revenues for the nine-months ended September 30, 2014.

Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous eleven fiscal quarters.

	Average Ammonia Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$509.21	$408.18	$640.76
June 30	446.64	$511.46	$569.84
September 30	417.65	$508.14	$471.44
December 31	—	$568.22	$452.61

Cost of Sales (exclusive of depreciation)

	For the Nine-Months Ended September 30, 2015		For the Nine-Months Ended September 30, 2014
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$58,985	48.4%	$100,274	60.9%
Hydrogen	$13,985	11.5	$18,266	11.1
Nitrogen	$5,111	4.2	$4,745	2.9
Maintenance	$16,854	13.9	$18,265	11.1
Labor	$14,158	11.6	$12,340	7.5
Other	$12,695	10.4	$10,839	6.6
Total	$121,788	100%	$164,729	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $121.8 million and 55% of Total Revenue for the nine-months ended September 30, 2015 compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $164.7 million and 54% of Total Revenue for the nine-months ended September 30, 2014. The decrease in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the decrease in natural gas prices. Our purchase price for natural gas decreased from an average of $4.67 per MMBtu for the nine-month period ended September 30, 2014 to an average of $2.91 per MMBtu for the nine-month period ended September 30, 2015, which represents a decrease of 38%. During the first quarter of 2014, our purchase price of natural gas rose to $5.07 due to the extremely cold winter weather experienced in the United States which resulted in an increase in demand and a reduction in supply reserves. Natural gas prices have declined steadily since the second quarter of 2014.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous eleven fiscal quarters.

	Natural Gas Purchase Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$3.15	$5.07	$3.46
June 30	$2.87	$4.66	$4.20
September 30	$2.88	$4.28	$3.74
December 31	—	$4.07	$3.72

In addition, Total Cost of Goods Sold (exclusive of depreciation) decreased due to our methanol production unit being shut down for 82 days and our ammonia production unit being shut down for 71 days during the nine-months ended September 30, 2015, in order to complete the debottlenecking project. During the nine-months ended September 30, 2015, we incurred approximately $5.2 million in additional other costs related to certain one-time expenditures associated with our facility being shut down, in order to complete the debottlenecking project.

Depreciation Expense

Depreciation expense was approximately $34.3 million for the nine-months ended September 30, 2015 compared to approximately $17.2 million for the nine-months ended September 30, 2014, which represents an increase of 99%. This increase was due to the assets placed into service during 2015 due to the completion of the debottlenecking project.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were approximately $11.8 million for the nine-months ended September 30, 2015 as compared to approximately $14.2 million for the nine-months ended September 30, 2014, which represents a decrease of 17%. The decrease was primarily due to a decrease in legal and professional fees as well as consultation expense.

Our selling, general and administrative expenses – related party were approximately $3.4 million for the nine-months ended September 30, 2015 as compared to approximately $3.7 million for the nine-months ended September 30, 2014, which represents a decrease of 8%. The decrease was primarily due to a decrease in consultation expenses related to maintenance information system that was implemented during 2014.

Interest Expense

Interest expense was approximately $11.6 million for the nine-months ended September 30, 2015 compared to $14.7 million for the nine-months ended September 30, 2014. During the nine-months ended September 30, 2015 and 2014, we capitalized $8.6 million and $4.0 million, respectively, of interest expense due to the additional accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period.

Interest expense–related party was approximately $152,000 for each of the nine-months ended September 30, 2015 and 2014. Interest expense–related party relates to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer.

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

On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF’s global assets in the CF-OCI Combination Transaction valued at approximately $8.0 billion, based on CF’s then-current share price, including the assumption of approximately $2.0 billion in net debt. Under the terms of the combination agreement, CF will become a subsidiary of the new U.K. Company, and OCI will contribute, among other subsidiaries and interests, its 100% membership interest in our general partner and its 79.88% limited partner interest in us to the new U.K. Company. As stated in CF’s filings with the SEC, in conjunction with entering into the CF-OCI Combination Transaction, on August 6, 2015, CF obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the combination agreement and for general corporate purposes. The proceeds of such committed financing are expected to be made available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $4.0 billion. The closing of the CF-OCI Combination Transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.

Subject to closing, the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility, which is an event of default under these credit facilities. Although we expect that these credit facilities will be refinanced in connection with the closing of the CF-OCI Combination Transaction, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.

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

On October 29, 2015, the board of directors of our general partner declared a cash distribution to our common unitholders for the period July 1, 2015 through and including September 30, 2015 of $0.41 per unit, or approximately $35.7 million in the aggregate. The cash distribution will be paid on December 17, 2015 to unitholders of record at the close of business on November 30, 2015.

Credit Facilities

Described below are the credit facilities under which OCIB may draw extra liquidity as of September 30, 2015. Please read Item I—“Financial Statements”, note 5 – Debt and note 13 – Subsequent Events to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.

Term Loan B Credit Facility

On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of September 30, 2015, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of September 30, 2015, the principal outstanding under the Term Loan B Credit Facility was $441.9 million. Although we do not have any additional committed capacity from identified lenders or investors, as of September 30, 2015, we had capacity to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.

On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement with Bank of America, as administrative agent and lender thereunder (the “Incremental Term Loan Commitment Agreement”), pursuant to which OCIB incurred an incremental term loan in the principal amount of $50.0 million under the Term Loan B Credit Facility (see note 5 – Debt to the unaudited condensed consolidated financial statements for a complete description). As a result of the Incremental Term Loan Commitment Agreement, we have capacity to incur another $50.0 million under the Term Loan B Credit Facility.

As of September 30, 2015, OCIB was not in compliance with the consolidated senior secured net leverage ratio under the Term Loan B Credit Facility, which noncompliance was waived pursuant to Amendment No. 5 and Waiver (“Term Loan Amendment No. 5”) to the Term Loan B Credit Facility entered into on October 16, 2015.  Please read note 5–Debt and note 13–Subsequent Events to the unaudited condensed consolidated financial statements for additional information regarding Term Loan Amendment No. 5. We must be in compliance with the financial covenants under the Term Loan B Credit Facility on each quarterly measurement date. Management expects that OCIB will be in compliance with these covenants at least through March 31, 2016; however, such expectations are based on various assumptions about our business, including commodity prices and other factors beyond our control, and there is no guarantee that we will be in compliance with these covenants through such date. Assuming that the CF-OCI Combination Transaction does not close prior to June 30, 2016, we expect to seek a further amendment to the Term Loan B Credit Facility because we do not expect that we will satisfy all of the financial covenants under the Term Loan B Credit Facility for the quarterly measurement dates following March 31, 2016. There can be no assurance that the lenders will consent to such an amendment or waiver, or that they will do so on terms that are favorable or acceptable to us. We may be required to renegotiate the terms of the Term Loan B Credit Facility on terms that are more unfavorable, including higher interest rates or more restrictive borrowing terms, all of which may have an adverse impact on our financial position and results of operations. In addition, our lenders may require additional concessions from us before consenting to any amendment or waiver. If we are unable to obtain such amendment or waiver, we could be required to refinance the Term Loan B Credit Facility or repay it with cash from operations, proceeds from the sale of assets, additional capital contributions and/or loans from our affiliates and/or third parties or the sale of additional equity or debt securities. In the event that we were unable to obtain such an amendment or waiver and we were not able to refinance or repay the Term Loan B Credit Facility, our inability to meet the financial covenants contained in the Term Loan B Credit Facility would constitute an event of default.

Subject to closing, the CF-OCI Combination Transaction described above will constitute a change of control under our Term Loan B Credit Facility, which is an event of default. We expect that the Term Loan B Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction. However, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.

Revolving Credit Facility

On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a new revolving credit agreement (as subsequently amended through and in effect as of September 30, 2015, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB pays a commitment fee of 1.10% per annum on the unused portion of the Revolving Credit Facility. On March 23, 2015, OCIB borrowed $40.0 million under the Revolving Credit Facility. We do not have any additional committed capacity under the Revolving Credit Facility, and we do not believe that the Revolving Credit Facility is a source of further liquidity for OCIB. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.

As of September 30, 2015, OCIB was not in compliance with the consolidated senior secured net leverage ratio under the Revolving Credit Facility, which noncompliance was waived pursuant to Amendment No. 3 and Waiver (“Revolving Credit Amendment No. 3”) to the Revolving Credit Facility entered into on October 16, 2015.  Please read note 5–Debt and note 13–Subsequent Events to the unaudited condensed consolidated financial statements for additional information regarding Revolving Credit Amendment No. 3. We must be in compliance with the financial covenants under the Revolving Credit Facility on each quarterly measurement date. Management expects that OCIB will be in compliance with these covenants at least through March 31, 2016; however, such expectations are based on various assumptions about our business, including commodity prices and other factors beyond our control, and there is no guarantee that we will be in compliance with these covenants through such date. Assuming that the CF-OCI Combination Transaction does not close prior to June 30, 2016, we expect to seek a further amendment to the Revolving Credit Facility because we do not expect that we will satisfy all of the financial covenants under the Revolving Credit Facility for the quarterly measurement dates following March 31, 2016. There can be no assurance that the lenders will consent to such an amendment or waiver, or that they will do so on terms that are favorable or acceptable to us. We may be required to renegotiate the terms of the Revolving Credit Facility on terms that are more unfavorable, including higher interest rates or more restrictive borrowing terms, all of which may have an adverse impact on our financial position and results of operations.  In addition, our lenders may require additional concessions from us before consenting to any amendment or waiver. If we are unable to obtain such amendment or waiver, we could be required to refinance the Revolving Credit Facility or repay it with cash from operations, proceeds from the sale of assets, additional capital contributions and/or loans from our affiliates and/or third parties or the sale of additional equity or debt securities. In the event that we were unable to obtain such an amendment or waiver and we were not able to refinance or repay the Revolving Credit Facility, our inability to meet the financial covenants contained in the Revolving Credit Facility would constitute an event of default.

Subject to closing, the CF-OCI Combination Transaction described above will constitute a change of control under our Revolving Credit Facility, which is an event of default. We expect that the Revolving Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction. However, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.

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

Intercompany Term Facility

On September 15, 2013, OCIB entered into a new intercompany term facility agreement (as amended on November 27, 2013, the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer and provides OCIB with an aggregate borrowing capacity of up to $100.0 million. As of September 30, 2015, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility was initially established to fund the upgrade of our facility that was completed in July 2012, satisfy working capital requirements and for general corporate purposes. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility, plus (ii) 0.25%.

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

We recorded maintenance capital expenditures related to the turnaround and our capital spares project in the amount of $0.5 million and $55.5 million for the three and nine-month periods ended September 30, 2015, respectively, compared to approximately $3.3 million and $7.9 million, for the three and nine-month periods ended September 30, 2014, respectively. Maintenance capital expenditures are expected to be $58.0 million for the year ending December 31, 2015. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2018.

Our expansion capital expenditures totaled approximately $1.2 million and $124.9 million for the three and nine-month periods ended September 30, 2015, respectively, compared to approximately $62.0 million and $127.7 million for the three and nine-month periods ended September 30, 2014, respectively, for expenditures related to our debottlenecking project and other budgeted capital projects. Please read “Our Debottlenecking Project” for total debottlenecking project expenditures.

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

Working capital at September 30, 2015 was a deficit of $8.7 million, consisting of $68.4 million in total current assets and $77.1 million in total current liabilities. Working capital at December 31, 2014 was $20.0 million, consisting of $117.5 million in total current assets and $97.5 million in total current liabilities. The decrease in working capital as of September 30, 2015 was primarily due to a decrease in cash from the settlement of obligations to our suppliers, as a result of the additional capital expenditures incurred in relation to the debottlenecking project. In addition, during the nine-month period ended September 30, 2015, our methanol and ammonia production units were shut down for 82 and 71 days, respectively, in order to complete the debottlenecking project.

CASH FLOWS

Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.

The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Nine-Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$77,889	$123,855
Investing activities	(219,116)	(92,681)
Financing activities	99,092	(147,540)
Net increase (decrease) in cash and cash equivalents	$(42,135)	$(116,366)

Operating Activities

Net cash provided by operating activities for the nine-months ended September 30, 2015 was approximately $77.9 million. We had net income of approximately $37.5 for the nine-months ended September 30, 2015. During this period, we recorded depreciation expense of $34.3 million, amortization of debt issuance costs of $2.7 million, a gain on the sale of scrap equipment of $2.0 million and a loss on the disposal of obsolete equipment of $2.0 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $10.1 million during the nine-months ended September 30, 2015. The decrease in accounts receivable is due to timing of receipt of cash from customers. Accounts receivable – related party increased by $1.3 million. Other current assets and prepaid expenses increased by $2.1 million due to the renewal of annual insurance policies that will be amortized over the coverage period. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $2.1 million due to the settlement of obligations to our suppliers. Accounts payable – related party (excluding non-cash accruals of property, plant and equipment) increased by $2.1 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) increased by $3.7 million due to a note payable related to the financing of certain insurance policies. Accrued interest (excluding capitalized interest) decreased by $8.0 million due to the capitalization of $8.6 million in interest expense in connection with the debottlenecking project.

Net cash provided by operating activities for the nine-months ended September 30, 2014 was approximately $123.9 million. We had net income of approximately $88.5 million for the nine-months ended September 30, 2014. During this period, we recorded depreciation expense of $17.2 million and amortization of debt issuance costs of $2.0 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $16.4 million during the nine-months ended September 30, 2014. The decrease in accounts receivable is due to a decrease in methanol and ammonia sales volumes and realized sales prices for methanol during September 2014 as compared to December 2013. Monthly sales decreased to $27.8 million in September 2014 as compared to $45.3 million in December 2013. Other current assets and prepaid expenses decreased by $0.9 million due to the amortization of prepaid insurance policies. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $2.5 million due to the settlement of obligations to our suppliers. Accounts payable – related party (excluding non-cash accruals of property, plant and equipment) increased by $1.2 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business.  Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) increased by $4.2 million. This was due to accrued liabilities for property taxes payable and the realization of expenses in connection with a long-term incentive bonus paid to all non-executive employees in January 2015. Please read note 8 – Retention Bonus Plan to the unaudited condensed consolidated financial statements included in this report for additional information. Accrued interest (excluding capitalized interest) decreased by $4.3 million due to the capitalization of $4.0 million in interest expense in connection with the debottlenecking project.

Investing Activities

Net cash used in investing activities was approximately $219.1 million and $92.7 million, respectively, for the nine-months ended September 30, 2015 and 2014. The increase in net additions of property, plant, equipment and construction in progress for the nine-months ended September 30, 2015 as compared to the nine-months ended September 30, 2014 was primarily due to additional expenditures associated with the debottlenecking project.

Financing Activities

Net cash provided by financing activities was approximately $99.1 million for the nine-months ended September 30, 2015 compared to $147.5 million net cash used by financing activities for the nine-months ended September 30, 2014. During the nine-months ended September 30, 2015, we drew $40.0 million from the Revolving Credit Facility, we received $50.0 from the incremental term loan under the Term Loan B Credit Facility, we repaid borrowings of $3.1 million on the Term Loan B Credit Facility and $15.0 million on the Revolving Credit Facility, paid cash distributions to unitholders of $27.6 million and paid $5.0 million in deferred financing costs associated with Amendment No. 4 to the Term Loan B Credit Facility, Amendment No. 2 to the Revolving Credit Facility and the Incremental Term Loan Commitment Agreement. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information. We also received a capital contribution of $60.0 million from OCIP Holding, pursuant to the Intercompany Equity Commitment. Please read note 6 – Related-Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

Net cash used in financing activities was approximately $147.5 million for the nine-months ended September 30, 2014. During the nine-months ended September 30, 2014, we repaid borrowings of $3.0 million on the Term B Loans and remitted $17.5 million of the transferred trade receivables to OCI USA, paid cash distributions to unitholders of $121.0 million and paid $6.0 million in deferred financing costs associated with Amendment No. 2 to the Term Loan B Credit Facility and the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at September 30, 2015:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term Loan B Credit Facility - Principal Payments	441,905	4,480	8,960	428,465	—
Revolving Credit Facility - Principal Payments	25,000	25,000	—	—	—
Interest Payments on third party debt (1)	94,525	25,041	48,348	21,136	—
Interest Payments on related party debt	874	203	406	265	—
Hydrogen supply contract (2)	6,827	6,827	—	—	—
Natural gas supply contract (2)	10,940	10,940	—	—	—
Nitrogen supply contract (2)	78,020	11,559	23,117	23,117	20,227
Purchase commitments	3,310	3,310	—	—	—
Total	661,401	87,360	80,831	472,983	20,227

(1)	Interest rate on floating rate debt is based on the rate of 5.50% for the Term Loan B Credit Facility and 2.75% plus LIBOR for the Revolving Credit Facility.
(2)	Quantities of feedstock to be purchased are subject to change based on our current and expected production, market dynamics and market reports.

The following table lists our significant contractual obligations and their future payments on a pro forma basis at September 30, 2015:

Contractual Obligations (Pro Forma for Term Loan Amendment No. 5)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term Loan B Credit Facility - Principal Payments	441,905	4,480	8,960	428,465	—
Revolving Credit Facility - Principal Payments	25,000	25,000	—	—	—
Interest Payments on third party debt (1)	111,438	29,321	57,138	24,979	—
Interest Payments on related party debt	874	203	406	265	—
Hydrogen supply contract (2)	6,827	6,827	—	—	—
Natural gas supply contract (2)	10,940	10,940	—	—	—
Nitrogen supply contract (2)	78,020	11,559	23,117	23,117	20,227
Purchase commitments	3,310	3,310	—	—	—
Total	678,314	91,640	89,621	476,826	20,227

(1)	Interest rate on floating rate debt is based on the rate of 6.50% for the Term Loan B Credit Facility and 2.75% plus LIBOR for the Revolving Credit Facility.
(2)	Quantities of feedstock to be purchased are subject to change based on our current and expected production, market dynamics and market reports.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates (“ASU”) to communicate changes to the codification. The Partnership considers the applicability and impact of all ASU’s. The following are those ASU’s that are relevant to the Partnership.

On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU 2015-11 change the measurement principal for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Partnership’s consolidated financial statements.

Effective January 1, 2015, we early adopted the FASB ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and IFRS. The amendments to this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is applied retrospectively and effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Accordingly, the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the presentation adjustments as required under ASU 2015-03. The retrospective adjustment resulted in a decrease in Other non-current assets and Term loan facility by $10,023 as of December 31, 2014. The adoption of this pronouncement did not have any impact on the Partnership’s unaudited condensed consolidated statement of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of September 30, 2015, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 4.50% per annum or the alternate base rate plus 3.25%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB’s option, at LIBOR plus 2.75% per annum or the alternate base rate plus 1.75%. Interest on borrowings under the Intercompany Revolving Facility and the Intercompany Term Facility, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2015, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.5 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of September 30, 2015. We have supply agreements with Kinder Morgan, DCP Midstream, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of September 30, 2015, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.

In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of September 30, 2015, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of September 30, 2015, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, except for the risk factor set forth below.

Restrictions in the agreements governing our current and future indebtedness contain or likely will contain significant limitations on our business operations, including our ability to pay distributions and other payments. If the CF-OCI Combination Transaction does not close prior to June 30, 2016, we expect to seek further amendments or waivers to our credit facilities because we do not expect that we will satisfy all of the financial covenants under our credit facilities for the quarterly measurement dates following March 31, 2016.

As of September 30, 2015, we had $466.9 million of debt outstanding, excluding an unamortized debt discount of approximately $15.9 million. We and OCIB may incur significant additional indebtedness in the future. Our ability to pay distributions to our unitholders will be subject to covenant restrictions under the agreements governing our indebtedness. We expect that our ability to make distributions to our unitholders will depend, in part, on our ability to satisfy applicable covenants as well as the absence of a default or event of default under the agreements governing our indebtedness. If we were unable to comply with any such covenant restrictions in any quarter, our ability to pay distributions to unitholders would be curtailed. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

As of September 30, 2015, OCIB was not in compliance with the consolidated senior secured net leverage ratio under the Term Loan B Credit Facility, which noncompliance was waived pursuant to Term Loan Amendment No. 5 entered into on October 16, 2015. As of September 30, 2015, OCIB was not in compliance with the consolidated senior secured net leverage ratio under the Revolving Credit Facility, which noncompliance was waived pursuant to Revolving Credit Amendment No. 3 entered into on October 16, 2015. Please read note 5–Debt and note 13–Subsequent Events to the unaudited condensed consolidated financial statements for additional information regarding the Term Loan Amendment No. 5 and the Revolving Credit Amendment No. 3. We must be in compliance with the financial covenants under our credit facilities on each quarterly measurement date. Management expects that OCIB will be in compliance with these covenants at least through March 31, 2016; however, such expectations are based on various assumptions about our business, including commodity prices and other factors beyond our control, and there is no guarantee that we will be in compliance with these covenants through such date. If the CF-OCI Combination Transaction does not close prior to June 30, 2016, we expect to seek further amendments or waivers to our credit facilities because we do not expect that we will satisfy all of the financial covenants under our credit facilities for the quarterly measurement periods following March 31, 2016. There can be no assurance that our lenders will consent to such amendments or waivers or that they will do so on terms that are favorable or acceptable to us. We may be required to renegotiate the terms of our credit facilities on terms that are more unfavorable, including higher interest rates or more restrictive borrowing terms, all of which may have an adverse impact on our financial position and results of operations. In addition, our lenders may require additional concessions from us before consenting to any amendment or waiver. If we are unable to obtain such amendment or waiver, we could be required to refinance our credit facilities or repay them with cash from operations, proceeds from the sale of assets, additional capital contributions and/or loans from our affiliates and/or third parties or the sale of additional equity or debt securities. In the event that we were unable to obtain such amendments or waivers and we were not able to refinance or repay our credit facilities, our inability to meet the financial covenants contained in our credit facilities would constitute an event of default.

In addition, we are subject to covenants contained in our debt agreements and any agreement governing other future indebtedness that will, subject to certain exceptions, limit our ability and the ability of OCIB or any of our future subsidiaries to, among other things, incur additional indebtedness, create liens on assets, engage in mergers or consolidations, sell assets, pay dividends and distributions or repurchase our common units, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions or enter into agreements with respect to our equity interests, and engage in certain transactions with affiliates. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” Any failure to comply with these covenants could result in a default under our debt agreements. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation.

Subject to closing, the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility, which is an event of default under these credit facilities.  Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation.

On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF’s global assets in the CF-OCI Combination Transaction valued at approximately $8.0 billion, based on CF’s then-current share price, including the assumption of approximately $2.0 billion in net debt. Under the terms of the combination agreement, CF will become a subsidiary of the new U.K. Company, and OCI will contribute, among other subsidiaries and interests, its 100% membership interest in our general partner and its 79.88% limited partner interest in us to the new U.K. Company. The closing of the CF-OCI Combination Transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.

Subject to closing, the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility, which is an event of default under these facilities. Although we expect that the Term Loan B Credit Facility and Revolving Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction, CF is not obligated to do so and, consequently, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular common unit is transferred. The Internal Revenue Service (“IRS”) may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the unitholders.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Accordingly, Latham & Watkins LLP is unable to opine as to the validity of this method. The IRS and the U.S. Department of the Treasury previously issued proposed Treasury Regulations under the Internal Revenue Code, which were adopted with certain modifications as final Treasury Regulations on August 3, 2015. These final Treasury Regulations permit publicly traded partnerships to use a monthly simplifying convention to allocate tax items among transferor and transferee unitholders that is similar to ours but they do not specifically authorize the use of the proration method we have adopted. These final Treasury Regulations are generally effective for taxable years beginning on or after August 3, 2015 and so are not expected to apply to us until our taxable year beginning on January 1, 2016. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among the unitholders.

The announcement of the CF-OCI Combination Transaction creates uncertainty that could adversely affect our ability to secure new customers or increase or extend agreements with existing customers, to enter into or retain business relationships that are important to our operations and to attract and retain qualified personnel, any of which could materially and adversely affect our business or results of operations.

The uncertainty surrounding whether or when the CF-OCI Combination Transaction will close and other aspects of the transaction may adversely affect our ability to enter into new customer agreements or extend or expand existing customer relationships if potential and existing customers choose to wait to learn whether we will be acquired before committing to new, extended or expanded customer relationships with us. Similarly, suppliers, vendors and other businesses that we may seek to contract with or expand existing relationships with may choose to wait to enter into new agreements or arrangements or change existing agreements or arrangements with us. If such uncertainty continues for a protracted period, our ability to secure new, extended or expanded customer relationships may be adversely affected, or we may be compelled to pay higher fees or incur new or higher expenses to operate and maintain our business. We cannot predict whether or when any adverse effects on our business will result from these uncertainties, but such effects, if any, could materially and adversely affect our revenues and results of operations in future periods.

Furthermore, the uncertainty surrounding the announced CF-OCI Combination Transaction may adversely affect our ability to attract and retain qualified personnel. We operate in an industry that currently experiences competition among different companies for qualified and experienced personnel. The uncertainty relating to the closing of the CF-OCI Combination Transaction may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and other personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave could materially adversely affect our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350

3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350

3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098

3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2013	001-36098

10.1*	Amendment No. 2, dated as of March 12, 2015, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 16, 2015	001-36098

10.2*	Amendment No. 4, dated as of March 12, 2015, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	March 16, 2015	001-36098

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
#	Furnished herewith.
+	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: November 9, 2015	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)