Form 10-K
period 2015-12-31
OCI Partners LP
filed 2016-03-24
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-36098
________________________________________________________________________________________
OCI Partners LP
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

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
________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates as of June 30, 2015 was approximately $294.9 million.
As of March 24, 2016, the registrant had 86,997,590 common units outstanding.
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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements and may address certain plans, activities or events which will or may occur in the future and relate to, among other things, the proposed business combination transactions involving OCI, a new holding company domiciled in the Netherlands (the “new Dutch Company”) and CF Industries Holdings, Inc. (“CF”) and the benefits and overall impact of the proposed transactions on the Partnership. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors” in this Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to make cash distributions on our common units;

•	the volatile nature of our business, our ability to remain profitable and the variable nature of our cash distributions;

•
planned and unplanned downtime (including in connection with maintenance turnarounds), shutdowns (either temporary or permanent) or restarts of existing methanol and ammonia facilities, including, without limitation, the timing and length of planned maintenance outages;

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

•
our reliance on natural gas delivered to us by our suppliers, including a subsidiary of DCP Midstream Partners, LP (“DCP Midstream”), a subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”) and Houston Pipe Line Company, LP ("Houston Pipe Line Company"), a subsidiary of Energy Transfer Partners, L.P.;

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

•	our potential inability to obtain or renew permits;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of our products;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset and geographic diversification;

•	our dependence on a limited number of significant customers;

•	our ability to comply with employee safety laws and regulations;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	additional risks, compliance costs and liabilities from expansions or acquisitions;

•	our reliance on our senior management team;

•	the potential shortage of skilled labor or loss of key personnel;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	restrictions in our debt agreements, including those on our ability to distribute cash or conduct our business;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with New York Stock Exchange corporate governance requirements;

•	control of our general partner by OCI;

•	the conflicts of interest faced by our senior management team, which manages both our business and the businesses of various affiliates of our general partner;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners under our partnership agreement;

•	the impact of proposed regulations issued by the Internal Revenue Service ("IRS") and the U.S. Department of the Treasury on our status as a partnership for U.S. federal income tax purposes; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.
In addition, the risks and uncertainties related to the business combination transactions between OCI, the new Dutch Company and CF, which we expect to close in the second half of 2016, and the impact of those transactions on the Partnership include:

•
our ability to obtain further amendment or waivers under our Term Loan B Credit Facility and our Revolving Credit Facility (as each such term is defined herein) to the extent the business combination transaction between OCI and CF does not close;

•	our ability to repay outstanding principal and accrued but unpaid interest amounts on our Term Loan B Credit Facility and our Revolving Credit Facility under a change of control event;

•	disruption from the proposed transactions making it more difficult to maintain relationships with customers, employees or suppliers;

•	the risk that the businesses of OCI and CF, including our business, will not be integrated successfully or such integration may be more disruptive, time consuming or costly than expected; and

•	uncertainty of the expected financial performance of the combined company (and any resulting benefits to the Partnership) following the completion of the proposed transactions.
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

PART I

ITEM 1.    BUSINESS
OVERVIEW
We are a Delaware limited partnership formed in February 2013 to own and operate an integrated methanol and ammonia production facility that is strategically located on the Texas Gulf Coast near Beaumont. The facility commenced full operations during August 2012. In addition, we have pipeline connections to adjacent customers, port access with dedicated methanol and ammonia import/export jetties, allowing us to ship both products along the U.S. Gulf Coast, and truck loading facilities for both methanol and ammonia.
We are currently one of the larger merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol and ammonia production design capacity by 25%. Beginning in January 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015, and we reached daily methanol production design capacity on May 23, 2015.
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
On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF Industries Holdings, Inc.’s (NYSE: CF) global assets in a transaction (the “CF-OCI Combination Transaction”) valued at approximately $8.0 billion, based on CF's then-current share price, including the assumption of approximately $2.0 billion in net debt. Under the terms of the combination agreement, CF will become a subsidiary of a new holding company domiciled in the Netherlands (the “new Dutch Company”), and OCI will contribute, among other subsidiaries and interests, its 100% membership interest in our general partner and its 79.88% limited partner interest in us to the new Dutch Company. As stated in CF’s filings with the Securities and Exchange Commission (the “SEC”), in conjunction with entering into the CF-OCI Combination Transaction, on August 6, 2015, CF obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the combination agreement and for general corporate purposes. The proceeds of such committed financing are expected to be made available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3.0 billion. The closing of the CF-OCI Combination Transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.
The closing of the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility (as each is defined in note 6 of the consolidated financial statements), which is an event of default under these credit facilities. We expect that these credit facilities will be refinanced in connection with the closing of the CF-OCI Combination Transaction. However, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.

Organizational Structure
The following diagram depicts our organizational structure as of March 24, 2016:

OCI N.V.
(NYSE Euronext Amsterdam: OCI)
100% indirect ownership interest
OCI USA Inc.
("OCI USA")
OCI GP LLC
(our "general partner")
Pluto Holding Limited
("Pluto")
Non-economic general partner interest
Public Unitholders 17,500,000 common units
OCIP Holding LLC
69,497,590 common units
20.12% limited partner interest
79.88% limited partner interest
OCI Partners LP
(NYSE: OCIP)
100% ownership interest
OCIP Beaumont LLC

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
The following table sets forth our facility’s production capacity and storage capacity:

	Annual Production Design Capacity as of December 31, 2015		Production during the Year Ended December 31, 2015	Product Storage Capacity as of December 31, 2015 (Metric Tons)
Product	Metric Tons/Day	Metric Tons/Year (1)	Metric Tons (2)	Metric Tons
Methanol	2,500	912,500	652,347	42,000	(2 tanks)
Ammonia	907	331,000	234,733	33,000	(2 tanks)
_______________________________

(1)	Assumes facility operates 365 days per year.

(2)	Beginning in January 2015, we shut down our methanol and ammonia production units for 82 and 71 days, respectively, in order to complete the debottlenecking project.
Our facility is located on the Texas Gulf Coast, which provides us access and connectivity to our existing and prospective customers and to natural gas feedstock supplies. Our facility is connected to established infrastructure and transportation facilities, including pipeline connections to adjacent customers, port access with dedicated methanol and ammonia export barge docks and state-of-the-art methanol and ammonia truck loading facilities, which have improved delivery options for our customers. We own a 15-acre tract of land adjacent to our facility that provides us access to an ammonia pipeline and the flexibility to install a methanol and ammonia railcar loading facility. In addition, we also own a 19-acre tract of land adjacent to our facility that may serve as the future location of our administrative offices.
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We are currently receiving our natural gas from the Kinder Morgan, DCP Midstream and Houston Pipe Line Company. In addition, our facility is connected to a natural gas pipeline owned by Florida Gas Transmission. Our facility is located in close proximity to many of our major customers, which allows us to deliver our products to those customers at competitive prices compared to overseas suppliers that are subject to significant transportation costs associated with transporting product to our markets.

The following table indicates ownership of the pipelines connected to our facility. Although we transport methanol and ammonia to various customers, we do not have ownership of all the pipelines that we use.
Manufactured Product:

Pipeline	Product	Ownership
ExxonMobil/Arkema Pipeline	Methanol	OCI Partners LP
Enterprise (Huntsman)	Methanol	OCI Partners LP
Lucite/DuPont	Ammonia	OCI Partners LP
Feedstocks:

Pipeline	Product	Ownership
Kinder Morgan Pipeline	Natural Gas	Kinder Morgan
DCP Midstream Pipeline	Natural Gas	DCP Midstream
Florida Gas Transmission Natural Gas Pipeline	Natural Gas	OCI Partners LP/Florida Gas Transmission Company
Houston Pipeline	Natural Gas	Houston Pipe Line Company LP
Air Liquide Nitrogen Pipeline	Nitrogen	Air Liquide
Air Products Hydrogen Pipeline	Hydrogen	Air Products

The following diagram illustrates key elements of our methanol and ammonia value chain:

Our Methanol Production Unit
Our methanol production unit is a 912,500 metric ton per year unit that is comprised of Foster-Wheeler-designed twin steam methane reformers for synthesis gas production, two Lurgi-designed parallel low-pressure, water-cooled reactors and four distillation columns. Our debottlenecking project increased the annual production design capacity of our methanol production unit by approximately 25%. Our methanol production unit contains two methanol storage tanks with a combined storage capacity of 42,000 metric tons. In addition, our methanol production unit has a crude methanol surge tank, refined receiver tank, storage tank scrubber and crude tank scrubber. During the year ended December 31, 2015, our methanol production unit produced approximately 652,347 metric tons of methanol. We expect our methanol production unit to undergo an approximate four-week turnaround once approximately every four years. Please see below for a simplified process flow diagram.

Methanol Plant

Flue Stack
Natural Gas Feedstock
SCR
WH Recovery
Gas Desulfurization
Saturator
Pre-Reformer
N & S Reformers
Startup Vent to Flare
Process Cooling
Syn Gas Compression
Reaction Circulator
Methanol Reaction
Analyzer Vents
Methanol Flare
From Hydrogen Purification
Circulation
Purge
Air
Eductor
To Water Scrubbing
Pre-Reformer Fired Htr
Natural Gas Fuel
From Hydrogen Purification
From Water Scrubber (for Shore Tank)
Air
From Ammonia Refrigeration
Condensate
Process Steam
Steam Generation
Vent Tank
Atmosphere Vent
Scrubber Vent
From Water Scrubbing
Water Scrubber
(For Crude Tank)
To Water Scrubber (for Shore Tank)
Only during Startup
Diesel Pump Exhaust
CO2 Stripper Vent
Demineralized Water
Feedwater Pumping
CO2 Stripping
Refining
Crude Storage
From Water Scrubber (for Shore Tank)
To Water Scrubbing
To Shore Tanks

N & S – North and South
WH – Waste Heat
CO2 – Carbon Dioxide

Our Ammonia Production Unit
Our ammonia production unit is a 331,000 metric ton per year unit. Our debottlenecking project increased the annual production design capacity of our ammonia production unit by approximately 25%. The Haldor-Topsøe-designed ammonia synthesis loop at our facility processes hydrogen produced by our methanol production process as the feedstock to produce ammonia. Our ammonia production unit also uses hydrogen we purchase from third parties to supplement the hydrogen produced by our methanol production process. Our ammonia production unit contains two refrigerated ammonia storage tanks with a combined storage capacity of 33,000 metric tons. During the year ended December 31, 2015, our ammonia production unit produced approximately 234,733 metric tons of ammonia. We expect our ammonia production unit to undergo an approximate four-week turnaround once approximately every four years coinciding with the turnaround of our methanol production unit. Please see below for a simplified process flow diagram.

Ammonia Plant

Methanol Flare
Purge Hydrogen Feedstock
Nitrogen Feedstock
Hydrogen from Pipeline
Process Water
From Refining
From Methanol Reaction
Water Scrubbing
Hydrogen Purification
Ammonia Flare
Flue Stack
To Crude Storage
Syn Gas Compression
To North & South Reformers
Startup Heater
Natural Gas Fuel
Ammonia Reaction
To North & South Reformers
Flash Gas
Ammonia Refrigeration
Refrigeration Compression
Ammonia Tank Flare
Ammonia Cooling Tower
Ammonia Process
Oil/Water Separator
Refrigeration Compression
Ammonia Storage
Ammonia to Sales

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
Our Debottlenecking Project
As a means of maximizing our production efficiencies and reducing our energy consumption, we executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades. This project increased our maximum annual methanol production capacity by 25% to approximately 912,500 metric tons and our maximum annual ammonia production capacity by 25% to approximately 331,000 metric tons. Beginning in January 2015, we shut down our methanol and ammonia production units for 82 and 71 days, respectively, in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015. The total cost of the debottlenecking project (including costs associated with a turnaround and environmental upgrades) was approximately $384.0 million (excluding capitalized interest).
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
Our depreciation expense has increased from the additional assets placed into service from our debottlenecking project. In addition, due to the increase in our production capacity, our production, revenues and cost of goods sold will be greater in subsequent periods than in prior periods. Thus, our results of operations for periods prior to and after the completion of our debottlenecking project may not be comparable.
Feedstock Supply
The primary feedstock that we use to produce methanol and ammonia is natural gas. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2015. For the year ended December 31, 2015, natural gas feedstock costs represented approximately 49% of our cost of goods sold (exclusive of depreciation). Accordingly, our profitability depends in large part on the price of our natural gas feedstock. Please read Item 7A—“Quantitative and Qualitative Disclosure about Market Risk” included in this report for additional information.
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We are currently receiving our natural gas from the Kinder Morgan, DCP Midstream and Houston Pipe Line Company. In addition, our facility is connected to a natural gas pipeline owned by Florida Gas Transmission. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.
We procure our hydrogen and nitrogen supply needs from Air Products LLC (“Air Products”) and Air Liquide Large Industries U.S. LP (“Air Liquide”), respectively. Our supply contract with Air Products provides for 28.0 MMscf per day of dedicated hydrogen and expires in 2021. The price we pay under the Air Products contract is linked to natural gas prices. Our supply contract with Air Liquide provides for up to 22.8 MMscf of dedicated nitrogen per day, expiring in 2024. The price we pay under our contract with Air Liquide is based on a combination of the cost of electric power, average gross hourly earnings and the latest value of the U.S. Bureau of Statistics Producer Price Index for Industrial Commodities.
Customers and Contracts
We generate our revenues from the sale of methanol and ammonia manufactured at our facility. We sell our products, primarily under contract, to industrial users and commercial traders for further processing or distribution. For the years ended December 31, 2015 and 2014, we derived approximately 53% and 58%, respectively, of our revenues from the sale of our products to commercial traders for further processing or distribution and derived approximately 47% and 42%, respectively, of our revenues from the sale of our products to industrial users.
We are party to methanol sales contracts with several customers, including but not limited to Methanex, Koch Methanol LLC, ExxonMobil Global Services Company and Arkema Inc. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an Free on Board (“FOB”) basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the year ended December 31, 2015, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 26% and 24%, respectively, of our total revenues. For the year ended December 31, 2014, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 33% and 21%, respectively, of our total revenues.
We are party to ammonia sales contracts with several customers, including but not limited to Rentech and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the years ended December 31, 2015 and 2014, ammonia sales contracts with Rentech accounted for approximately 15% of our total revenues.
During the year ended December 31, 2015, we delivered approximately 55% of our total sales by barge, 39% of our total sales by pipeline, and approximately 6% of our total sales through our truck loading facilities.
Competition
The industries in which we operate are highly competitive. Methanol and ammonia are global commodities, and we compete with a number of domestic and foreign producers of methanol and ammonia. In addition, a long period of low natural gas prices in the United States has made it economical for companies to upgrade existing plants and initiate construction of new methanol and nitrogen projects. For example, Methanex and the Celanese-Mitsui joint venture have recently brought their new facilities online. In addition, Big Lake Fuels, S. Louisiana Methanol, Yuhuang Chemical, and OCI have each announced plans to relocate, restart or construct methanol plants in the U.S. Gulf Coast region over the next few years, which will increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. However, over the past few years, several nitrogen projects have been cancelled as a result of higher capital expenditure estimates than originally anticipated.
While the methanol and ammonia industries are global in nature, we believe that our strategic location on the Texas Gulf Coast positions us as a key local supplier. Our proximity to customers and access to major infrastructure and transportation facilities, including pipeline connections to adjacent customers, port access with dedicated methanol and ammonia barge docks and state-of-the-art methanol and ammonia truck loading facilities provide us with a competitive advantage over other suppliers. Furthermore, because the majority of our competitors are based outside of the United States or are commodity traders, we believe that we are well positioned to offer our products at attractive prices to our customers while maintaining strong margins in the near term.
The majority of methanol consumed in the U.S. Gulf Coast is either sourced from Trinidad or produced in-house by U.S.-based chemical companies as part of a vertically integrated industrial process. During 2015, methanol sourced from Trinidad accounted for approximately 62% of total imported methanol in the United States. Producers in Trinidad have been facing significant natural gas feedstock shortages, thereby reducing the supply of all natural gas-based products from Trinidad to the United States. Furthermore, we believe that transportation and port-handling costs for methanol imported from Trinidad and other countries provide us with a cost advantage over foreign producers.
Similarly, the majority of ammonia consumed in our market is sourced overseas, particularly from Trinidad, and is transported through the U.S. Gulf Coast. Our close proximity to our customers allows us to maintain a significant cost advantage over foreign producers that import ammonia into the U.S. Gulf Coast. During 2014, ammonia sourced from Trinidad accounted for approximately 60% of total imported ammonia in the United States. Although ammonia sourced from Trinidad historically enjoyed a competitive cost advantage, natural gas supply shortages and higher production costs in recent years have eroded this competitive advantage. Furthermore, we believe that transportation and port-handling costs for all imported ammonia provide us with a cost advantage over foreign producers.

Our major competitors in the methanol industry include Methanex, Koch Methanol, Mitsui, Mitsibushi and Southern Chemical Corporation and our major competitors in the ammonia industry include Agrium, Koch Nitrogen, Potash Corporation and CF Industries. Based on 2015 data regarding total United States use of methanol and ammonia, we estimate that our production in 2015 represented approximately 10% and 1%, respectively, of total United States methanol and ammonia use.
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
Environmental Matters
Our business is subject to extensive and frequently changing federal, state and local, environmental, health and safety regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our methanol and ammonia. These laws include the federal Clean Air Act (“CAA”), the federal Water Pollution Control Act (also known as the Clean Water Act, or the “CWA”), the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Toxic Substances Control Act and various other federal, state and local laws and regulations. These laws, their underlying regulatory requirements and the enforcement thereof impact us by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits and authorizations;

•	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities and off-site waste disposal locations (if any); and

•	specifications for the products we market.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. To the extent the United States implements this agreement, it could have an adverse impact on our operations.
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
Formaldehyde has been classified as a known human carcinogen by the International Agency for Research on Cancer and as a probable human carcinogen by EPA. On July 7, 2010, President Obama signed the Formaldehyde Standards for Composite Wood Products Act into law. This legislation, which adds a Title VI to the Toxic Substances Control Act, establishes limits for formaldehyde emissions from composite wood products and requires EPA to evaluate and establish limits for other types of wood products. EPA has proposed two regulations to implement this Act: (1) formaldehyde emissions standards for hardwood plywood, medium-density fiberboard, particleboard, and finished goods containing these products that are sold, supplied, offered for sale, or manufactured (including imported) in the United States and (2) a third-party certification program to assure compliance by composite wood panel producers with the formaldehyde emissions limits established directly in the Act. EPA continues to state publicly that it plans to finalize these regulations, but has not yet done so.
A risk assessment process for formaldehyde has been underway in the European Union for the past several years and has now culminated in a final recommendation on November 23, 2015 by the European Chemical Agency's Risk Assessment Committee to classify formaldehyde as a category 1B carcinogen ("known to have carcinogenic potential for humans"). No decision has been made whether this classification will result in obligations or restrictions under REACH, or in new classification, labeling and packing obligations.
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
Material Capital Expenditures for Environmental Matters. We incurred approximately $84.4 million and $27.5 million in capital expenditures for the years ended December 31, 2015 and 2014, respectively, relating to the installation of a selective catalytic reduction (“SCR”) unit for nitrogen oxide control; the installation of a saturator column system to improve plant efficiency, decrease nitrogen oxide emissions and decrease wastewater treatment from distillation; and the installation of a new flare to decrease carbon monoxide emissions during start-ups and shutdowns of our facility. These capital expenditures assist us in complying with federal, state and local environmental, health and safety regulations.
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
Employees
We are managed and operated by the board of directors and executive officers of OCI GP LLC, our general partner. Neither we nor our subsidiary have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our general partner or its affiliates. Our general partner and its affiliates have approximately 128 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.
Insurance
Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We are currently insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption insurance policies have a combined loss limit of $1.1 billion which is placed in two layers. The primary layer has a $601.4 million loss limit, with a $668,200 deductible for physical damage. The excess layer of the property and business interruption insurance policy has a $467.7 million loss limit for damage caused by fire, lightning, explosion or aircraft. Business interruption losses under the primary layer are subject to an annual aggregate deductible of $23.4 million that is applied to the business interruption deductible or an annual time aggregate of 30 working days. Once the annual aggregate is exhausted, the fall back deductible of $3.1 million is applied per occurrence.
Our primary property policy provides coverage on an all risk basis and contains a number of sub-limits, such as a sub-limit of $133.6 million for losses due to business interruptions caused by machinery breakdown and a sub-limit of $64.8 million for damage caused by a named windstorm. In addition, our current named windstorm policy contains an additional limit of $110.0 million for damage caused by named windstorms to be triggered once the $64.8 million primary property policy is consumed, which increases our coverage up to $174.8 million for damage caused by a named windstorm. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions caused by machinery breakdown of fewer than 30 days and less than $23.4 million plus the fall back deductible of $3.1 million per occurrence.
With regard to environmental claims due to pollution, we currently have a policy limit of $25.0 million, and this policy has a deductible of $250,000. Our current construction floater policy contains a specific limit of $20.0 million for losses incurred during the construction of any equipment or facilities at our site. As we continue to grow, we will continue to evaluate our policy limits and risk retentions as they relate to the overall cost and scope of our insurance program.
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
ITEM 1A.    RISK FACTORS
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
Investors who are looking for an investment that will pay regular and predictable quarterly distributions should not invest in our common units. We expect our business performance will be more volatile, and our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships. As a result, the amount of our quarterly cash distributions, if any, will be volatile and are expected to vary quarterly and annually. For example, we did not pay any quarterly cash distributions with respect to the quarters ended March 31, 2015 or June 30, 2015. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to maintain or increase quarterly cash distributions over time. The amount of our quarterly cash distributions will be directly dependent on the performance of our business, which is subject to volatility. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. Additionally, ammonia and natural gas prices are volatile, and seasonal and global fluctuations in demand for nitrogen fertilizer products and other ammonia-based products could affect our revenues. Because our quarterly cash distributions will be subject to significant fluctuations directly related to the cash we generate after payment of our fixed and variable expenses and other cash reserves established by our general partner, future quarterly cash distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero. Given the volatile nature of our business, we expect that our unitholders will have direct exposure to fluctuations in the price of methanol and ammonia and the cost of natural gas.

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
Under our current cash distribution policy, we intend to distribute 100% of the cash available for distribution that we generate each quarter to unitholders of record on a pro rata basis. However, the board of directors may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters. For example, we did not pay any quarterly cash distributions with respect to the quarters ended March 31, 2015 or June 30, 2015.
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
For example, during July and August 2013, we experienced 13 days of unplanned downtime as we took our methanol unit offline to repair our syngas machine, including replacing a rotor and installing new bearings. During the year ended December 31, 2014, our methanol and ammonia production units were shut down for 45 days and 28 days, respectively, due to a period of unplanned downtime early in the first quarter of 2014, as a result of an electrical power outage and in the third quarter of 2014, as a result of electrical power outages and repairs to our reformer. During the year ended December 31, 2015, our methanol and ammonia production units were shut down for 93 days and 96 days, respectively, partially due to taking our ammonia and methanol production units offline for 71 days and 82 days, respectively, in order to complete the debottlenecking project. In addition, we experienced unplanned downtime after the completion of the debottlenecking project due to an internal failure of the steam turbine. The repairs were covered under warranty. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational Factors—Facility Reliability.”
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
A major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life. If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption insurance policies have a combined loss limit of $1.1 billion which is placed in two layers. The primary layer has a $601.4 million loss limit, with a $668,200 deductible for physical damage. The excess layer of the property and business interruption insurance policy has a $467.7 million loss limit for damage caused by fire, lightning, explosion or aircraft. Business interruption losses under the primary layer are subject to an annual aggregate deductible of $23.4 million that is applied to the business interruption deductible or an annual time aggregate of 30 working days. Once the annual aggregate is exhausted, the fall back deductible of $3.1 million is applied per occurrence.
Our primary property policy provides coverage on an all risk basis and contains a number of sub-limits, such as a sub-limit of $133.6 million for losses due to business interruptions caused by machinery breakdown and a sub-limit of $64.8 million for damage caused by a named windstorm. In addition, our current named windstorm policy contains an additional limit of $110.0 million for damage caused by named windstorms to be triggered once the $64.8 million primary property policy is consumed, which increases our coverage up to $174.8 million for damage caused by a named windstorm. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions caused by machinery breakdown of fewer than 30 days and less than $23.4 million plus the fall back deductible of $3.1 million per occurrence.
With regard to environmental claims due to pollution, we currently have a policy limit of $25.0 million, and this policy has a deductible of $250,000. Our current construction floater policy contains a specific limit of $20.0 million for losses incurred during the construction of any equipment or facilities at our site. As we continue to grow, we will continue to evaluate our policy limits and risk retentions as they relate to the overall cost and scope of our insurance program.

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
The methanol business is a highly competitive commodity industry, and prices are affected by supply and demand fundamentals and global energy prices. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. New methanol plants are expected to be built in the United States, and this will increase overall production capacity. For example, Methanex and the Celanese-Mitsui joint venture have recently brought their new facilities online. In addition, Big Lake Fuels, S. Louisiana Methanol, Yuhuang Chemical, and OCI have each announced plans to relocate, restart or construct methanol plants in the U.S. Gulf Coast region over the next few years, which will increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. Additional methanol supply can also become available in the future by restarting idle methanol plants, carrying out major expansions of existing plants or debottlenecking existing plants to increase their production capacity. Historically, higher-cost plants have been shut down or idled when methanol prices are low, but there can be no assurance that this practice will occur in the future or that such plants will remain idle. Relatively low prices for natural gas have led to reduced idling at the current time.
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
Our business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in Trinidad with respect to methanol and in the Persian Gulf, the Asia-Pacific region, the Caribbean, Russia and the Ukraine with respect to ammonia. Both methanol and ammonia are global commodities, with little product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Most significantly, producers in Trinidad have historically been the largest suppliers of methanol to the United States. These companies have significant experience and expertise in production, transportation, marketing and sales of methanol in the United States. Some competitors have greater total resources and are less dependent on earnings from methanol or ammonia sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, Methanex and the Celanese-Mitsui joint venture have recently brought their new facilities online. In addition, Big Lake Fuels, S. Louisiana Methanol, Yuhuang Chemical, and OCI have each announced plans to relocate, restart or construct methanol plants in the U.S. Gulf Coast region over the next few years, which would compete directly with our facility. If we are unable to provide customers with a reliable supply of methanol or ammonia at competitive prices, we may lose market share to our competitors, which could have an adverse impact on our results of operations, financial condition and ability to make cash distributions.

Our profitability is vulnerable to fluctuations in the cost of natural gas, our primary feedstock.
Our profitability is significantly dependent on the cost of our natural gas feedstock, and a significant increase in the price of natural gas would adversely affect our ability to operate our facility on a profitable basis. In recent history, the price of natural gas has been very volatile, with prices at the New York Mercantile Exchange (“NYMEX”) pricing point, Henry Hub, spiking to near-record high prices in 2008 and approaching ten-year lows at the beginning of 2015. This is due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the U.S. and global economies, and other factors. We currently procure our natural gas through three main suppliers, Kinder Morgan, DCP Midstream and Houston Pipe Line Company, through supply agreements that are based on spot pricing, making us susceptible to fluctuations in the price of natural gas. In addition, our facility is connected to a natural gas pipeline owned by Florida Gas Transmission. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2015. A hypothetical increase or decrease of $1.00 per MMBtu of natural gas would increase or decrease our annual cost of goods sold (exclusive of depreciation) by approximately $40.2 million to $43.8 million. A material increase in natural gas prices could materially and adversely affect our results of operations, financial condition and ability to make cash distributions.
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
During 2015, we executed a debottlenecking project that increased the output from our methanol and ammonia production units. Any other expansion of our operations is also predicated upon securing the necessary environmental or other permits or approvals, including necessary amendments to current permits to account for increased output. However, a decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations.
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
Some of our customers use methanol that we supply to manufacture formaldehyde, among other chemicals. Formaldehyde currently represents the largest single demand use for methanol in the United States. Formaldehyde, a component of resins used as wood adhesives and as a raw material for engineered plastics and a variety of other products, including elastomers, paints, building products, foams, polyurethane and automotive products, has been classified as a known human carcinogen by the International Agency for Research on Cancer and as a probable human carcinogen by the EPA. On July 7, 2010, President Obama signed the Formaldehyde Standards for Composite Wood Products Act into law, which establishes limits for formaldehyde emissions from composite wood products and requires EPA to evaluate and establish limits for other types of wood products. EPA has proposed two regulations to implement this Act: (1) formaldehyde emissions standards for hardwood plywood, medium-density fiberboard, particleboard, and finished goods containing these products that are sold, supplied, offered for sale, or manufactured (including imported) in the United States and (2) a third-party certification program to assure compliance by composite wood panel producers with the formaldehyde emissions limits established directly in the Act. EPA continues to state publicly that it plans to finalize these regulations, but has not yet done so. As of April 1, 2015, formaldehyde will be reclassified in the European Union as a category 1B carcinogen. No decision has yet been made, however, whether this reclassification will result in obligations or restrictions under the Regulation on Registration, Evaluation, Authorization and Restrictions of Chemicals in the European Union, including in particular whether formaldehyde should be designated as a Substance of Very High Concern Candidate. Changes in environmental, health and safety laws, regulations or requirements relating to formaldehyde could impact methanol demand, which could indirectly have a material adverse effect on our business.

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
A major factor underlying the level of demand for nitrogen-based fertilizer products is the expanding production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
A major factor underlying the level of demand for nitrogen-based fertilizer products is the expanding production of ethanol in the United States and the expanded use of corn in ethanol production. Ethanol production in the United States is highly dependent upon numerous federal and state laws and regulations, and is made significantly more competitive by various federal and state incentives, mandated production of ethanol pursuant to federal renewable fuel standards, and permitted increases in ethanol percentages in gasoline blends, such as E15, a gasoline blend containing 15% ethanol. However, a number of factors, including a continuing “food versus fuel” debate and studies showing that expanded ethanol production may increase the level of GHGs in the environment, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers of the current renewable fuel standard levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. For example, on December 31, 2011, Congress allowed both the 45 cents per gallon ethanol tax credit and the 54 cents per gallon ethanol import tariff to expire. In addition, in December 2013, bipartisan legislation was introduced in the U.S. Senate to eliminate the corn-ethanol blending requirement for refiners. Similarly, the EPA’s waivers partially approving the use of E15 could be revised, rescinded or delayed. These actions could have a material adverse effect on ethanol production in the United States, which could reduce the demand for ammonia for use as a nitrogen fertilizer. If such reduced demand for nitrogen fertilizer in the United States were significant and prolonged, it could adversely affect the prices we receive on sales of our ammonia products to industrial customers, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
Transportation logistics play an important role in allowing us to supply products to our customers. Any significant delays, interruptions or other limitations on the ability to transport our products could negatively affect our operations. Currently, approximately 43% of our methanol and approximately 80% of our ammonia is transported by barge along the Gulf Coast, approximately 51% of our methanol and approximately 13% of our ammonia is transported directly to certain customers through their pipelines and approximately 6% of our methanol and approximately 7% of our ammonia is transported to certain customers through our truck loading facilities. We may experience risks associated with distribution of our products by barge, pipelines or truck. Delays and interruptions may be caused by weather-related events, including hurricanes that would prevent the operation of barges for transport of our methanol and ammonia. Transport by pipeline may be interrupted because of accidents, earthquakes, hurricanes, governmental regulation, terrorism or other third-party actions. A significant increase in fuel prices could increase the costs incurred by our customers who transport our products by truck, which could decrease the volume of methanol and ammonia transported through our truck loading facilities. Prolonged interruptions in the transport of our products by barge or pipeline, or a reduction in the volume of methanol and ammonia transported through our truck loading facilities, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
We derive, and believe that we will continue to derive, substantially all of our revenues from a limited number of customers. For the year ended December 31, 2015, Methanex, Koch and Rentech accounted for approximately 26%, 26%, and 15%, respectively, of our total revenues. Our customers, at any time, may decide to purchase fewer metric tons of methanol or ammonia from us. If our customers decide to purchase fewer metric tons of methanol or ammonia or at lower prices, and we are unable to find replacement counterparties on terms as favorable as our current arrangements, our results of operations, financial condition and ability to make cash distributions may be materially adversely affected.
We compete with certain of our customers which may result in conflicts of interest between us and those customers.
We compete with certain of our customers, including Methanex and Koch. As competitors, our customers may take actions that would not be in our best interest. These customers may determine that it is strategically advantageous for them to reduce purchases of our product. In addition, they may sell our product to our other customers in an effort to reduce our market share. Any of these actions by our customers could have an adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
On May 21, 2013, the Texas Legislature passed H.B. 788 which is intended to streamline GHG permitting in Texas by directing the TCEQ to promulgate rules to be approved by the EPA that would replace EPA permitting of GHGs in Texas with TCEQ permitting. The bill was signed by the Governor of Texas on June 14, 2013 and is effective. TCEQ adopted regulations implementing H.B. 788 on March 26, 2014 that went into effect on April 17, 2014. The EPA approved the TCEQ's greenhouse gas permitting program on October 31, 2014.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. To the extent the United States implements this agreement, it could have an adverse impact on our operations.
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
Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. As of March 24, 2016, our current debt service requirements on an annualized basis are approximately $33.5 million per year of interest and principal payments on our Term Loan B Credit Facility and approximately $1.0 million per year of interest and commitment fees on our Revolving Credit Facility. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash to fund our working capital requirements, capital expenditures, debt service requirements and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay the principal of or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, we cannot assure you that any such alternatives would be feasible or prove adequate.
Restrictions in the agreements governing our current and future indebtedness contain or likely will contain significant limitations on our business operations, including our ability to pay distributions and other payments.
As of December 31, 2015, we had $465.8 million of debt outstanding, excluding an unamortized debt discount of approximately $15.6 million. We and OCIB may incur significant additional indebtedness in the future. Our ability to pay distributions to our unitholders will be subject to covenant restrictions under the agreements governing our indebtedness. We expect that our ability to make distributions to our unitholders will depend, in part, on our ability to satisfy applicable covenants as well as the absence of a default or event of default under the agreements governing our indebtedness. If we were unable to comply with any such covenant restrictions in any quarter, our ability to pay distributions to unitholders would be curtailed. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
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
To the extent our ability to borrow under our existing credit facilities is limited or restricted, our liquidity may be insufficient to meet the operational and financial needs of our business.
Our ability to finance our business and operations, and ultimately to pay distributions to our unitholders, is dependent on our access to adequate sources of liquidity. Our ability to borrow under our existing third-party credit facilities is subject to covenant restrictions under the agreements governing those facilities. Our ability to borrow under our intercompany credit facilities with OCI is dependent on OCI’s ability and willingness to loan money to us under those facilities. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our intercompany credit facilities, we may be unable to draw the full amount otherwise available to us under those facilities. If for any of these or other reasons our ability to borrow additional funds under our third-party or intercompany credit facilities is limited or restricted, our ability to finance our business and operations and to pay distributions to unitholders could be adversely affected. For a further discussion of our liquidity and capital resources, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources- Credit Facilities.”

The closing of the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility, which is an event of default under these credit facilities. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation.
On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF’s global assets in the CF-OCI Combination Transaction valued at approximately $8.0 billion, based on CF’s then-current share price, including the assumption of approximately $2.0 billion in net debt. Under the terms of the combination agreement, CF will become a subsidiary of the new Dutch Company, and OCI will contribute, among other subsidiaries and interests, its 100% membership interest in our general partner and its 79.88% limited partner interest in us to the new Dutch Company. The closing of the CF-OCI Combination Transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.
The closing of the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility, which is an event of default under these facilities. Although we expect that the Term Loan B Credit Facility and Revolving Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction, CF is not obligated to do so and, consequently, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation.
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
OCI indirectly owns a non-economic general partner interest and a 79.88% limited partner interest in us and indirectly owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, OCI. Conflicts of interest may arise between OCI and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including OCI, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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
Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders. For example, Natgasoline LLC, a subsidiary of OCI, plans to construct a methanol plant adjacent to our facility in Beaumont, Texas. This facility will compete directly or indirectly with our facility to one degree or another, and OCI has no obligation to offer, and we have no right to acquire, any interest in either of these facilities. OCI may also acquire or construct additional facilities in the future that may compete with us.
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
Our unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding units voting together as a single class is required to remove our general partner. As of March 24, 2016, our general partner and its affiliates own 79.88% of the common units issued and outstanding.
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
OCIP Holding, an indirect, wholly-owned subsidiary of OCI, owns 69,497,590 common units, representing approximately 79.88% of our outstanding common units. We have agreed to provide OCIP Holding with certain registration rights under applicable securities laws. The sale of these common units in the public or private markets could have an adverse impact on the market for our common units and the price at which they trade.
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
Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gain, loss, deduction or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Therefore, if we were treated as a corporation for U.S. federal income tax purposes, or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing U.S. federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of the partnership tax for publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to satisfy the requirements of the exception pursuant to which we are treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.
The IRS and the U.S. Department of the Treasury have issued proposed regulations that, if finalized in their currently proposed form, would make it difficult or impossible for income derived from the production and marketing of methanol to constitute “qualifying income” following the expiration of a ten-year transition period.
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
If these proposed regulations become final in their currently proposed form, such final regulations would make it difficult or impossible for our income derived from the production and marketing of methanol to constitute qualifying income following the expiration of the ten-year transition period, which would commence on the date such regulations are published as final regulations. If the income derived from our methanol business does not constitute qualifying income, all or part of our businesses may become subject to federal income tax at the maximum corporate rate, which would have a material adverse effect on our distributable cash flow and our ability to make cash distributions to our unitholders. In addition, the market price of our common units may decline significantly following, or in anticipation of, the expiration of any transition period. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Potential Impact of Proposed IRS Regulations Regarding Qualifying Income” for a more detailed discussion of the proposed regulations and their potential impact on us and our unitholders.
If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.
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
We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS recently issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same common unit will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Code, and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
As a result of investing in our common units, you may be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to U.S. federal income taxes, unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Texas. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns.

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
ITEM 3.    LEGAL PROCEEDINGS
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in note 11 — “Commitments and Contingencies” to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our business, financial condition or results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units began trading on the NYSE under the symbol “OCIP” on October 4, 2013. On March 7, 2016, the closing price for our common units was $7.14 per unit. The number of unitholders of record as of March 7, 2016 was 3. Based upon the securities position listings maintained for our common units by registered clearing agencies, we estimate the number of beneficial owners is 1,755. As of March 24, 2016, there were 86,997,590 common units outstanding.
The following table sets forth the range of high and low closing prices for our common units as reported by the NYSE:

Year Ended December 31, 2015	High	Low
Fourth Quarter, ended December 31, 2015	$10.25	$5.94
Third Quarter, ended September 30, 2015	$18.73	$9.80
Second Quarter, ended June 30, 2015	$18.71	$16.57
First Quarter, ended March 31, 2015	$18.20	$15.02

Year Ended December 31, 2014	High	Low
Fourth Quarter, ended December 31, 2014	$20.77	$14.77
Third Quarter, ended September 30, 2014	$21.48	$18.00
Second Quarter, ended June 30, 2014	$22.64	$19.68
First Quarter, ended March 31, 2014	$28.08	$21.44
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

The following is a summary of cash distributions paid to unitholders during the year ended December 31, 2015 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015 (1)	June 30, 2015 (2)	September 30, 2015	Total Distribution Paid in 2015
	($ in millions, except per common units amounts)
Amount paid to OCI	$21.8	$—	$—	$28.5	$50.3
Amount paid to public unitholders	5.8	—	—	7.2	13.0
Total amount paid	$27.6	$—	$—	$35.7	$63.30
Per common unit	$0.33	$—	$—	$0.41	$0.74
Common units outstanding	83,495,372	83,495,372	86,997,590	86,997,590
_______________________________________________
(1)     No distribution was declared for the three-months ended March 31, 2015.
(1) No distribution was declared for the three-months ended June 30, 2015.
On March 17, 2016, the board of directors of our general partner declared a cash distribution to our common unitholders for the period October 1, 2015 through and including December 31, 2015 of $0.32 per unit, or approximately $27.8 million in the aggregate. The cash distribution will be paid on April 8, 2016 to unitholders of record at the close of business on March 30, 2016.
The terms of our Term B Credit Facility provide that distributions from us and OCIB are permitted so long as (1) no event of default shall have occurred and be continuing and (2) OCIB has been in compliance with the terms of the Term B Credit Facility, including its financial covenants on a pro forma basis for the most recently completed four fiscal quarters as of the date of such distribution. As of December 31, 2015, we are in compliance with all of these covenants. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
Long-Term Incentive Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under our long-term incentive plan.
Issuer Purchases of Equity Securities
We did not repurchase any of our common units during the year ended December 31, 2015, and we do not have any announced or existing plans to repurchase any of our common units.

ITEM 6.    SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The selected financial information presented below under the caption “Statements of Operations Data” for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011 and the selected financial information presented below under the caption “Balance Sheet Data” as of December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this report. The data below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The data below is in thousands, except for per unit data and product pricing.

	Years Ended December 31,
	2015	2014	2013	2012	2011
STATEMENTS OF OPERATIONS DATA
Revenues(1)	$298,690	$402,780	$427,964	$224,629	$—
Revenues—related party	10,753	—	—	—	—
Total revenue	309,443	402,780	427,964	224,629	—

Cost of goods sold (exclusive of depreciation)	149,463	205,529	188,630	133,430	—
Cost of goods sold (exclusive of depreciation)—related party	16,353	13,266	2,324	—	—
Total cost of goods sold (exclusive of depreciation)	165,816	218,795	190,954	133,430	—

Selling, general and administrative	16,906	17,928	18,088	9,910	236
Selling, general and administrative—related party	4,326	4,428	8,686	5,070	—
Total selling, general and administrative expenses	21,232	22,356	26,774	14,980	236

Depreciation expense	49,663	23,105	22,229	11,355	—
Income (loss) from operations before interest expense, other income and income tax expense	72,732	138,524	188,007	64,864	(236)
Interest expense	20,018	18,250	16,684	5,718	—
Interest expense—related party	203	203	14,038	6,469	—
Loss on extinguishment of debt	—	—	6,689	—	—
Other income	123	941	5,154	202	523
Income from operations before tax expense	52,634	121,012	155,750	52,879	287
Income tax expense	613	1,564	1,399	1,048	—
Net income	$52,021	$119,448	$154,351	$51,831	$287
Net income subsequent to initial public offering (October 9, 2013 through December 31, 2013)			$47,380
Net income per common unit—Basic and Diluted(2)	$0.61	$1.48	$0.59
Weighted-average units used to compute net income per common unit:
Basic and Diluted	85,970,912	80,918,531	79,656,250
BALANCE SHEET DATA
Cash and cash equivalents	$13,238	$71,810	$182,977	$41,708	$1,034

Total assets	733,610	674,340	604,380	405,345	154,682
Total liabilities	496,747	486,276	453,009	349,227	150,395
Total partners’ capital/member’s equity	236,863	188,064	151,371	56,118	4,287
OTHER FINANCIAL DATA
EBITDA(3)	$122,518	$162,570	$215,390	$76,421	$287
Capital expenditures for property, plant and equipment	233,540	152,160	52,634	193,965	130,214
Total debt (excluding accrued interest)	450,193	391,580	394,876	295,482	132,500
KEY OPERATING DATA
Products sold (thousand tons):
Ammonia	234.2	252.2	259.2	221.8	—
Methanol—procured	—	—	3.6	51.2	—
Methanol—produced	644.8	614.2	652.0	201.0	—
Products pricing (average dollars per ton):
Ammonia	$425	$503	$525	$581	$—
Methanol—procured	—	—	$447	$398	$—
Methanol—produced	$325	$449	$444	$375	$—
Production (thousand tons):
Ammonia	234.7	259.2	259.8	215.3	8.8
Methanol	652.3	617.0	642.8	217.8	—
Days in Operations:
Ammonia	269	338	344	333	16
Methanol	272	320	336	130	—
Capacity Utilization Rate(4):
Ammonia	89%	98%	98%	81%	76%
Methanol	94%	85%	88%	59%	—
Price of Natural Gas(5):	2.73	4.52	3.78	3.30	—
_____________________________________

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

(2)
The 2013 amounts represent basic and diluted earnings per unit for the period from October 9, 2013 (the closing of our IPO) through December 31, 2013. Please see note 1— “Description of Business” in the notes to consolidated financial statements included in this report for additional information.

(3)
EBITDA is defined as net income plus (i) interest expense and other financing costs, (ii) depreciation expense, (iii) income tax expense and (iv) net loss on extinguishment of debt. We present EBITDA because it is a material component in our calculation of cash available for distribution. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

(1)	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

(2)
our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

(4)
Calculated by total production volumes for a production unit for a given period, divided by the production capacity of that production unit. The 2015 amounts exclude planned downtime associated with the debottlenecking project.

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
The table below reconciles EBITDA to net income for the periods ended December 31, 2015, 2014, 2013, 2012 and 2011 (dollars in thousands).

	Years Ended December 31,					October 9, 2013 through December 31, 2013
	2015	2014	2013	2012	2011
Net income	$52,021	$119,448	$154,351	$51,831	$287	$47,380
Add:
Interest expense	20,018	18,250	16,684	5,718	—	4,574
Interest expense—related party	203	203	14,038	6,469	—	1,353
Depreciation expense	49,663	23,105	22,229	11,355	—	5,124
Income tax expense (benefit)	613	1,564	1,399	1,048	—	(44)
Loss on extinguishment of debt	—	—	6,689	—	—	3,035
EBITDA	$122,518	$162,570	$215,390	$76,421	$287	$61,422
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
We are currently one of the larger merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol and ammonia production design capacity by 25%. Beginning in January 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity on May 23, 2015.
Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately 60% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, and also paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Energy-related applications consume the remaining 40% of methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”) and Methyl tertiary-butyl ether (“MTBE”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.
FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION
Our historical results of operations for periods prior to our IPO in October 2013 are not comparable with our results of operations for the years ended December 31, 2015, 2014 or 2013 or in the future for the reasons discussed below.
Publicly Traded Limited Partnership Expenses
Since our IPO in October 2013, we have incurred additional general and administrative expenses as a consequence of being a publicly traded partnership, including expenses associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, listing our common units on the NYSE, independent auditor fees, legal fees, investor relations costs, registrar and transfer agent fees, directors and officers insurance and director compensation. During the years ended December 31, 2015 and 2014, we incurred incremental general and administrative expense of approximately $2.7 million and $4.6 million, respectively.
Our Debottlenecking Project
We have completed a project to expand our methanol and ammonia production capacity and have incurred significant costs and expenses for the construction and development of the project. Please read Item 1—“Overview—Our Debottlenecking Project”.
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
Historically, demand for methanol in chemical derivatives has been closely correlated to levels of global economic activity, energy prices and industrial production. Because methanol derivatives are used extensively in the building industry, demand for these derivatives rises and falls with building and construction cycles, as well as the level of production of wood products, housing starts, refurbishments and related customer spending. Demand for methanol is also affected by automobile production, durable goods production, industrial investment and environmental and health trends. Methanol is predominately produced from natural gas, but is also produced from coal, particularly in China. Lower natural gas prices have resulted in an increase in methanol supply in the United States.

The methanol industry experienced a wave of global plant closures between 1998-2007 due to high natural gas prices as well as generally weaker demand for chemicals. During this period, numerous U.S. methanol facilities were shut down or relocated to other countries, resulting in the inability of current U.S. production capacity to meet current U.S. methanol demand. However, a long period of low natural gas prices in the United States has made it economical for companies to upgrade existing plants and initiate construction of new methanol and nitrogen projects. For example, Methanex Corporation (“Methanex”) and the Celanese-Mitsui joint venture have already brought their new facilities online. In addition, Big Lake Fuels, S. Louisiana Methanol, Yuhuang Chemical, and OCI N.V. (“OCI”) have each announced plans to relocate, restart or construct methanol plants in the U.S. Gulf Coast region over the next few years, which will increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources.
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
The ammonia industry experienced a wave of global plant closures during 1998-2007 due to high natural gas prices. During this period, numerous U.S. ammonia facilities were shut down or relocated to other countries, resulting in the inability of current U.S. production capacity to meet current U.S. ammonia demand, which ultimately led to higher imports into the United States of ammonia and nitrogen fertilizers. More recently, the development of low-cost shale natural gas reserves in the United States has reduced the price of natural gas and has made it economical for companies to upgrade existing ammonia and nitrogen fertilizer plants and initiate construction of new ammonia and nitrogen projects. Conversely, over the past few years, several nitrogen projects have been cancelled as a result of higher capital expenditure estimates than originally anticipated.
Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2015. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached ten-year lows at the beginning of 2015. In recent years, increased natural gas production from shale formations in the United States has increased domestic supplies of natural gas, resulting in a relatively low natural gas price environment. As a result, the competitive position of U.S. methanol and ammonia producers has been positively impacted relative to the competitive position of methanol and ammonia producers outside of the United States where the natural gas price environment is generally higher.
We completed the refurbishment of our natural gas reformer and the upgrade of our methanol production unit in July 2012. Prior to the successful completion of our upgrade, we used hydrogen as our primary feedstock and spent an insignificant amount on natural gas feedstock. Since the completion of our upgrade, natural gas has been our primary feedstock. For the year ended December 31, 2015, natural gas feedstock costs represented approximately 49% of our total cost of goods sold (exclusive of depreciation), as compared to 60% during the year ended December 31, 2014. During the year ended December 31, 2015, we spent approximately $81.7 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.73, as compared to approximately $130.6 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $4.52 during the year ended December 31, 2014.
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

According to the Short-Term Energy Outlook published by the Energy Information Administration (the "EIA") in February 2016, the Henry Hub natural gas spot price is expected to average $2.64 MMBtu during 2016 and $3.22 MMBtu in 2017. The EIA projects that U.S. total natural gas consumption will increase 1.3% in 2016 and 1.2% in 2017. The growth is largely driven by demand in the industrial sectors as new projects in the fertilizer and chemical sectors come online. During the same time period, U.S. natural gas production is expected to increase by approximately 0.7% in 2016 and 2.0% in 2017. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.
Oil Prices
During the second half of 2014 and throughout 2015, oil prices have dramatically dropped due to the increase of oil production in the United States, resistance of OPEC to cut oil output, slowdown of economic growth globally, and currency fluctuations in a number of countries. As a result, we believe lower crude oil prices have negatively impacted olefin prices which has led to a decline in methanol prices.
Global methanol demand is driven by approximately 60% for traditional chemical derivatives (formaldehyde, acetic acid, and other GDP-cyclical products) and 40% for energy applications (DME, MTBE and other fuel additives and blendstocks). The energy-based applications are directly impacted by the movement of crude oil prices; therefore, lower crude oil prices could negatively impact demand for methanol used in energy-based applications.
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
Product Sales Contracts
We are party to methanol sales contracts with several customers, including but not limited to Methanex, Koch Methanol LLC, ExxonMobil Global Services Company and Arkema Inc. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the year ended December 31, 2015, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 26% and 24%, respectively, of our total revenues.
We are party to ammonia sales contracts with several customers, including but not limited to Rentech and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the year ended December 31, 2015, ammonia sales contracts with Rentech accounted for approximately 15% of our total revenues.
During the year ended December 31, 2015, we delivered approximately 55% of our total sales by barge, 39% of our total sales by pipeline, and approximately 6% of our total sales through our truck loading facilities.
Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is 907 metric tons per day for our ammonia production unit and 2,500 metric tons per day for our methanol production unit. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of December 31, 2015, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $0.5 million to $0.6 million, per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
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
Potential Impact of Proposed IRS Regulations Regarding Qualifying Income
In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be “qualifying income” under Section 7704 of the Code. If less than 90% of our gross income is qualifying income in any tax year, then we would be treated as a corporation for U.S. federal income tax purposes for such tax year and all subsequent tax years.
Prior to our initial public offering, we requested and received a favorable private letter ruling from the IRS to the effect that the income derived from processing and marketing gasoline, liquefied petroleum gas, methanol and synthesis gas produced through the processing of natural gas would constitute qualifying income.
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
The IRS and the U.S. Department of the Treasury requested comments from industry participants regarding the standards set forth in these proposed regulations. We submitted comments on the proposed regulations on August 4, 2015 and testified before the IRS and the U.S. Department of the Treasury at a public hearing on the proposed regulations held on October 27, 2015. In the event that we do not satisfy the standards set forth in the regulations, if and when such regulations become final, and assuming such final regulations provide for the currently proposed ten-year transition period, we may continue to rely on our private letter ruling during the ten-year transition period, which will allow us to maintain our treatment as a partnership for U.S. federal income tax purposes and to continue to execute our business strategy. In order to maintain our partnership status following the expiration of any transition period, we will likely need to establish a new corporate subsidiary to own and operate our methanol business, which subsidiary will be subject to entity level taxation at the maximum federal income tax rate applicable to corporations. The taxation of such corporate subsidiary could materially reduce the earnings we derive from our methanol business and our ability to make cash distributions to our unitholders. If we are unable to own and operate our methanol business through a corporate subsidiary, we may be unable to maintain our status as a partnership for U.S. federal income tax purposes with our existing businesses, and all of our income would become subject to entity level taxation at the maximum federal income tax rate applicable to corporations. Our loss of partnership status for U.S. federal income tax purposes would materially reduce our distributable cash flow and our ability to make distributions to our unitholders. We will continue to evaluate ways to mitigate the impact of the proposed regulations on our business and partnership status.

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
Capacity Utilization
During the year ended December 31, 2015, our ammonia and methanol production units were in operation for 269 days and 272 days, respectively, as compared to 338 days and 320 days, respectively, during the year ended December 31, 2014. During the year ended December 31, 2015, our ammonia and methanol production units were shut down for 71 days and 82 days, respectively, in order to complete the debottlenecking project. We also experienced unplanned downtime after the completion of the debottlenecking project of approximately 25 days in the ammonia production unit and approximately 11 days in the methanol production unit due to an internal failure of the steam turbine and an electrical power outage caused by our electrical power provider. The steam turbine repairs were covered under warranty. During the year ended December 31, 2014, our ammonia and methanol production units were shut down for 27 days and 45 days, respectively, due to a period of unplanned downtime early in the first quarter of 2014, as a result of an electrical power outage, and in the third quarter of 2014, as a result of electrical power outages and repairs to our reformer.
We produced approximately 234,733 metric tons of ammonia and approximately 652,347 metric tons of methanol during the year ended December 31, 2015, representing capacity utilization rates of 89% and 94% for the ammonia and methanol production units (excluding planned downtime associated with the debottlenecking project), respectively, as compared to production of approximately 259,214 metric tons of ammonia and 617,031 metric tons of methanol during the year ended December 31, 2014, representing capacity utilization rates of 98% and 85% for the ammonia and methanol production units, respectively. During 2015, ammonia capacity utilization rates were lower than the comparable period due to the four-week ramp up of production once the ammonia production unit was restarted after the completion of the debottlenecking project. We began startup of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. During 2015, methanol capacity utilization rates were higher than the comparable period due to reduction in unplanned downtime from the reliability upgrades executed during the debottlenecking project.
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

RESULTS OF OPERATIONS
Comparison of the Results of Operations for the Years Ended December 31, 2015 and 2014:
Revenues

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total revenues	$309,443	$402,780

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	234.2	$99,443	252.2	$126,808
Methanol	644.8	209,654	614.3	275,553
Other	—	346	—	419
Total	879.0	$309,443	866.5	$402,780
Our total revenues were approximately $309.4 million for the year ended December 31, 2015 compared to approximately $402.8 million for the year ended December 31, 2014. Our methanol revenues were approximately $209.7 million for the year ended December 31, 2015 compared to approximately $275.6 million for the year ended December 31, 2014, which is a 24% decrease. The decrease in methanol revenues is attributed to the 28% decrease in the average sales price per metric ton of methanol. Our ammonia revenues were approximately $99.4 million for the year ended December 31, 2015 compared to approximately $126.8 million for the year ended December 31, 2014, representing a 22% decrease. The decrease in ammonia revenues is attributed to the 16% decrease in the average sales price per metric ton of ammonia and due to the 7% decrease in ammonia sales volumes for the year ended December 31, 2015 compared to the year ended December 31, 2014.
We sold approximately 644,819 metric tons of methanol during the year ended December 31, 2015 compared to approximately 614,213 metric tons of methanol during the year ended December 31, 2014. The increase in methanol sales volumes was due to the corresponding increase in methanol production volumes. The average sales prices per metric ton of methanol sold during the year ended December 31, 2015 was $325.15 per metric ton compared to $448.56 per metric ton for the year ended December 31, 2014, representing a decrease of 28%. During early 2014, our average methanol sales price was elevated due to global supply disruptions caused by production issues, natural gas supply restrictions or, in some cases, higher natural gas prices. During 2015, increases in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, outpaced demand growth leading to a decline in our average methanol sales price. Sales of methanol comprised approximately 67.8% of our total revenues for the year ended December 31, 2015 compared to 68.4% of our total revenues for the year ended December 31, 2014.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Methanol Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$366.09	$529.43	$410.97
June 30	$362.26	$470.09	$443.43
September 30	$329.72	$393.86	$440.22
December 31	$282.16	$405.07	$484.92
We sold approximately 234,186 metric tons of ammonia during the year ended December 31, 2015 compared to approximately 252,208 metric tons of ammonia during the year ended December 31, 2014, which represents a decrease of 7%. The average sales prices per metric ton of ammonia sold during the year ended December 31, 2015 was $424.61 per metric ton compared to $502.81 per metric ton for the year ended December 31, 2014, which represents a decrease of 16%. The price decrease is attributed to global supply and demand variations. Prices have also been affected by additional nitrogen fertilizer production brought on line in North America over the last twelve months. Sales of ammonia comprised approximately 32.1% of our total revenues for the year ended December 31, 2015 compared to 31.5% of our total revenues for the year ended December 31, 2014.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Ammonia Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$509.21	$408.18	$640.76
June 30	$446.64	$511.46	$569.84
September 30	$417.65	$508.14	$471.44
December 31	$377.75	$568.22	$452.61
Cost of Sales (exclusive of depreciation)

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$81,710	49.3%	$130,613	59.6%
Hydrogen	18,637	11.2%	24,514	11.2%
Nitrogen	7,743	4.7%	6,354	2.9%
Maintenance	22,952	13.8%	27,287	12.5%
Labor	18,795	11.3%	15,890	7.3%
Other	15,979	9.7%	14,137	6.5%
Total	$165,816	100.0%	$218,795	100.0%
Cost of goods sold (exclusive of depreciation) was approximately $165.8 million and 54% of revenue for the year ended December 31, 2015 compared to cost of goods sold (exclusive of depreciation) of approximately $218.8 million and 54% of revenues for the year ended December 31, 2014. This decrease in cost of goods sold (exclusive of depreciation) for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a decrease in natural gas prices. Our purchase price for natural gas decreased from an average of $4.52 per MMBtu for the year ended December 31, 2014 to an average of $2.73 per MMBtu for the year ended December 31, 2015, a decrease of 40%. The decrease in natural gas prices was primarily driven by record inventory levels and production growth during 2015.
Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous twelve fiscal quarters.

	Natural Gas Purchase Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$3.15	$5.07	$3.46
June 30	$2.87	$4.66	$4.20
September 30	$2.88	$4.28	$3.74
December 31	$2.32	$4.07	$3.72
During the year ended December 31, 2015, labor costs increased by 18%, as compared to the year ended December 31, 2014, due to the execution of additional repair and maintenance tasks to take advantage of our facility being offline during the planned downtime associated with the debottlenecking project.

Depreciation Expense
Depreciation expense was approximately $49.7 million for the year ended December 31, 2015 compared to approximately $23.1 million for the year ended December 31, 2014, which represents an increase of 115%. This increase was due to the assets placed in service during 2015 due to the completion of the debottlenecking project.
Selling, General and Administrative Expense
Selling, general and administrative expenses were approximately $16.9 million for the year ended December 31, 2015 compared to approximately $17.9 million for the year ended December 31, 2014.
Our selling, general and administrative expenses—related party were approximately $4.3 million for the year ended December 31, 2015 compared to approximately $4.4 million for the year ended December 31, 2014.
Interest Expense
Interest expense was approximately $20.0 million for the year ended December 31, 2015 compared to $18.3 million for the year ended December 31, 2014. During the year ended December 31, 2015, interest expense was higher than the prior year as the result of increased borrowings and amendments to our Term Loan B Credit Facility agreement that resulted in higher interest rates. We capitalized $8.6 million of interest expense during the year ended December 31, 2015, as compared to $6.4 million of interest capitalized during the year ended December 31, 2014. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This increase in capitalized interest is due to the commencement of the debottlenecking project.
Interest expense—related party was approximately $0.2 million for both the year ended December 31, 2015 and the year ended December 31, 2014. Interest expense—related party relates to interest on our intercompany debt and the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”).
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
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Ammonia Sales Prices
	2014	2013	2012
For the Three-Months Ended:
March 31	$408.18	$640.76	$442.66
June 30	$511.46	$569.84	$491.53
September 30	$508.14	$471.44	$662.71
December 31	$568.22	$452.61	$679.92

Cost of Sales (exclusive of depreciation)

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$130,613	59.6%	$112,492	58.9%
Hydrogen	24,514	11.2%	23,054	12.1%
Nitrogen	6,354	2.9%	6,485	3.4%
Maintenance	27,287	12.5%	19,425	10.2%
Labor	15,890	7.3%	10,423	5.4%
Other	14,137	6.5%	19,075	10.0%
Total	$218,795	100.0%	$190,954	100.0%
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
Selling, General and Administrative Expense
Selling, general and administrative expenses were approximately $17.9 million for the year ended December 31, 2014 compared to approximately $18.1 million for the year ended December 31, 2013.
Selling, general and administrative expenses—related party were approximately $4.4 million for the year ended December 31, 2014 compared to approximately $8.7 million for the year ended December 31, 2013. This 49% decrease is due to a management fee paid to Orascom Construction Industries (“OCI Egypt”) that was terminated and subsequently replaced with the Omnibus Agreement (as defined below) upon the completion of the IPO and a consulting contract that has since been terminated. Please read note 7 to the consolidated financial statements and “Item 13—Certain Relationships and Related Transactions and Director Independence.”
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
Interest Expense
Interest expense was approximately $18.3 million for the year ended December 31, 2014 compared to $16.7 million for the year ended December 31, 2013. During 2014, interest expense increased due to the incremental $165.0 million Term B-2 loan (as defined in note 6 to the consolidated financial statements) entered into on November 27, 2013. We capitalized $6.4 million of interest expense during the year ended December 31, 2014, as compared to $0.6 million of interest capitalized during the year ended December 31, 2013. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This increase in capitalized interest was due to the commencement of the debottlenecking project.
Interest expense—related party was approximately $0.2 million for the year ended December 31, 2014 compared to $14.0 million for the year ended December 31, 2013. Interest expense—related party relates to interest on our intercompany debt and the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”). This decrease in interest expense—related party is due to the repayment of our Intercompany Term Facility on November 27, 2013. We capitalized no interest expense—related party during the year ended December 31, 2014, as compared to $0.4 million during the year ended December 31, 2013.
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
LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to finance current operations, pay distributions to our partners, fund capital expenditures and service our debt. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for the next 12 months. Our sources of liquidity include cash flow from operations, cash on hand, the Revolving Credit Facility, the Intercompany Revolving Credit Facility and the Intercompany Term Facility described below. However, our future capital expenditures and other cash requirements could be higher than we currently anticipate as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside our control.
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
On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF’s global assets in the CF-OCI Combination Transaction valued at approximately $8.0 billion, based on CF’s then-current share price, including the assumption of approximately $2.0 billion in net debt. Under the terms of the combination agreement, CF will become a subsidiary of the new Dutch Company, and OCI will contribute, among other subsidiaries and interests, its 100% membership interest in our general partner and its 79.88% limited partner interest in us to the new Dutch Company. As stated in CF’s filings with the SEC, in conjunction with entering into the CF-OCI Combination Transaction, on August 6, 2015, CF obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the combination agreement and for general corporate purposes. The proceeds of such committed financing are expected to be made available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3.0 billion. The closing of the CF-OCI Combination Transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.
The closing of the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility and our Revolving Credit Facility, which is an event of default under these credit facilities. Although we expect that these credit facilities will be refinanced in connection with the closing of the CF-OCI Combination Transaction, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.
Credit Facilities
Described below are the credit facilities under which OCIB had available borrowing capacity as of December 31, 2015. Please read "Risk Factors—Risks Related to Our Business—To the extent our ability to borrow under our existing credit facilities is limited or restricted, our liquidity may be insufficient to meet the operational and financial needs of our business", Item 8—“Financial Statements and Supplementary Data”, note 6 and note 15 to the consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.
Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of December 31, 2015, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of December 31, 2015, the principal outstanding under the Term Loan B Credit Facility was $440.8 million. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 6 to the consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.
On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement with Bank of America, N.A., as administrative agent and lender thereunder (the “Incremental Term Loan Commitment Agreement”), pursuant to which OCIB incurred an incremental term loan in the principal amount of $50.0 million under the Term Loan B Credit Facility (see note 6 to the consolidated financial statements for a complete description). As of December 31, 2015, we had the right to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount.

As of September 30, 2015, OCIB was not in compliance with the consolidated senior secured net leverage ratio required by the Term Loan B Credit Facility, which noncompliance was waived pursuant to Amendment No. 5 and Waiver (“Term Loan Amendment No. 5”) to the Term Loan B Credit Facility entered into on October 16, 2015. Please read note 6 to the consolidated financial statements for additional information regarding Term Loan Amendment No. 5. We must be in compliance with the financial covenants under the Term Loan B Credit Facility on each quarterly measurement date. As a result of Term Loan Amendment No. 6 entered into on March 17, 2016, management expects that OCIB will be in compliance with these covenants at least through March 31, 2017. Please read note 15—Subsequent Events for additional information regarding Term Loan Amendment No. 6.
The closing of the CF-OCI Combination Transaction will constitute a change of control under our Term Loan B Credit Facility, which is an event of default under that agreement. We expect that the Term Loan B Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction. However, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.
Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of December 31, 2015, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB pays a commitment fee of 1.10% per annum on the unused portion of the Revolving Credit Facility. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each June and December, although such requirement was waived for the payments that would have been due on June 30, 2015 and December 31, 2015.
On March 23, 2015, OCIB borrowed $40.0 million under the Revolving Credit Facility and on September 30, 2015, OCIB repaid $15.0 million of the outstanding principal amount. As of December 31, 2015, we had $15.0 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 6 to the consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of December 31, 2015, OCIB had $25.0 million outstanding under the Revolving Credit Facility.
As of September 30, 2015, OCIB was not in compliance with the consolidated senior secured net leverage ratio required by the Revolving Credit Facility, which noncompliance was waived pursuant to Amendment No. 3 and Waiver (“Revolving Credit Amendment No. 3”) to the Revolving Credit Facility entered into on October 16, 2015. Please read note 6 to the consolidated financial statements for additional information regarding Revolving Credit Amendment No. 3. We must be in compliance with the financial covenants under the Revolving Credit Facility on each quarterly measurement date. As a result of Revolving Credit Amendment No. 5 entered into on March 17, 2016, management expects that OCIB will be in compliance with these covenants at least through March 31, 2017. Please read note 15—Subsequent Events for additional information regarding Revolving Credit Amendment No. 5.
The closing of the CF-OCI Combination Transaction described above will constitute a change of control under our Revolving Credit Facility, which is an event of default under that agreement. We expect that the Revolving Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction. However, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.

Intercompany Revolving Facility
On August 20, 2013, OCI Beaumont (“OCIB”) entered into an intercompany revolving credit facility agreement (the “Intercompany Revolving Facility”) with OCI Fertilizer, as the lender, which will mature on January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined above) to $40.0 million minus the amount of indebtedness outstanding under the Revolving Credit Facility. Interest on borrowings under the Intercompany Revolving Facility accrue at the rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility plus (ii) 25 basis points. We pay a commitment fee to OCI Fertilizer on the unused portion of the Intercompany Revolving Facility equal to 0.5% per annum, which is included as a component of interest expense—related party on the consolidated statements of operations. Borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Due to the $25.0 million of borrowings we incurred under the Revolving Credit Facility during 2015, we have $15.0 million available to us under the Intercompany Revolving Facility.
Intercompany Term Facility
On September 15, 2013, OCIB entered into an intercompany term facility agreement (as amended on November 27, 2013, the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer and provides OCIB with an aggregate borrowing capacity of up to $100.0 million. As of December 31, 2014, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility, plus (ii) 0.25%. As of December 31, 2015, OCIB has not drawn under the Intercompany Term Facility.
Intercompany Equity Commitment
On November 27, 2013, we and OCI USA entered into a letter agreement providing for OCI USA’s obligation to make equity contributions to us under certain circumstances (the “Intercompany Equity Commitment”). Pursuant to the Intercompany Equity Commitment, (i) if, prior to the completion of our debottlenecking project, we or OCIB had liquidity needs for working capital or other purposes and the restrictions under the Term Loan B Credit Facility or any other debt instruments of ours or OCIB prohibit us or OCIB from incurring sufficient additional debt to fund such liquidity needs, then upon notice from us, OCI USA (or an affiliate designated by OCI USA) would provide such liquidity to the extent of such needs in the form of an equity contribution to us and (ii) in the event OCIB failed to comply with any of the financial covenants contained in the Term Loan B Credit Facility as of the last day of any fiscal quarter, then upon notice from us, OCI USA (or an affiliate designated by OCI USA that is not a party to the Term Loan B Credit Facility) would make cash contributions to us as common equity in the amount of the cure amount and by the date required by the Term Loan B Credit Facility, so that we could further contribute such funds to OCIB to cure such non-compliance, subject to and in accordance with the terms and conditions of the Term Loan B Credit Facility. OCI USA was not be obligated to make aggregate equity contributions to us in excess of $100.0 million pursuant to the Intercompany Equity Commitment.
On November 10, 2014, OCIP Holding made a $60.0 million capital contribution pursuant to the Intercompany Equity Commitment in exchange for 2,995,372 common units. On April 17, 2015, OCIP Holding, made an additional $60.0 million capital contribution, which consisted of $40.0 million drawn under the Intercompany Equity Commitment and an additional $20.0 million cash contribution, in exchange for 3,502,218 common units. Due to the capital contributions by OCIP Holding on November 10, 2014 and April 17, 2015, and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Intercompany Equity Commitment.
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
For the year ended December 31, 2015 and 2014, we recorded approximately $56.3 million and $17.1 million, respectively, in maintenance capital expenditures related to the turnaround and our capital spares project. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2018.
Our expansion capital expenditures totaled approximately $125.3 million and $180.2 million for the years ended December 31, 2015 and 2014, respectively, for expenditures related to our debottlenecking project and other budgeted capital projects. Please read Item 1—“Overview—Our Debottlenecking Project” for total expenditures already incurred.
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
Working capital at December 31, 2015 was a deficit of $16.5 million, consisting of $57.7 million in total current assets and $74.2 million in total current liabilities. Working capital at December 31, 2014 was $20.0 million, consisting of $117.5 million in total current assets and $97.5 million in total current liabilities. The decrease in working capital as of December 31, 2015 was primarily due to a decrease in cash used to fund a portion of our debottlenecking project.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our consolidated statements of cash flows:

	For the Year Ended December 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	100,949	151,237
Investing activities	(221,037)	(152,160)
Financing activities	61,516	(110,244)
Net increase (decrease) in cash and cash equivalents	$(58,572)	$(111,167)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2015 was approximately $100.9 million. We had net income of approximately $52.0 million for the year ended December 31, 2015. During this period, we recorded depreciation expense of $49.7 million and amortization of debt issuance costs of $3.7 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $7.3 million during the year ended December 31, 2015. The decrease in accounts receivable is due to a decrease in the realized methanol and ammonia sales prices in December 2015 as compared to December 2014. Third party sales decreased to $29.1 million in December 2015 as compared to $37.8 million in December 2014. Accounts receivable—related party increased by $5.2 million as there were no related party sales during the year-ended December 31, 2014. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $2.1 million due to settlements of obligations to our supplier and was partially offset by an increase to accounts payable—

related party of $1.5 million. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) increased by $1.7 million due to incentive bonuses that were paid out in January 2016. Accrued interest (excluding capitalized interest) decreased by $7.5 million due to the capitalization of $8.6 million in interest expense in connection with the debottlenecking project.
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
Investing Activities
Net cash used in investing activities was approximately $221.0 million and $152.2 million, respectively, for the year ended December 31, 2015 and 2014. The increase in net additions of property, plant, equipment and construction in progress of $68.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to the debottlenecking project.
Financing Activities
Net cash used by financing activities was approximately $61.5 million for the year ended December 31, 2015. During the year ended December 31, 2015, we drew $40.0 million from the Revolving Credit Facility, we received $50.0 from the incremental term loan under the Term Loan B Credit Facility, we repaid borrowings of $4.2 million on the Term B Loan Credit Facility and $15.0 million on the Revolving Credit Facility, remitted $0.3 million of the transferred trade receivables to OCI USA and paid cash distributions to unitholders of $63.2 million. We paid $5.7 million in deferred financing costs associated with Amendment No 4 and Amendment No. 5 to the Term Loan B Credit Facility, Amendment No. 2 to the Revolving Credit Facility and the Incremental Term Loan Commitment Agreement. Please read note 6—“Debt” to the consolidated financial statements included in this report for additional information. We also received a capital contribution of $60.0 million from OCIP Holding, $40.0 million of which was pursuant to the Intercompany Equity Commitment. Please read note 7—“Related-Party Transactions—Other Transactions with Related Parties—Equity Commitment Agreement” to the consolidated financial statements included in this report for additional information.
Net cash used by financing activities was approximately $110.2 million for the year ended December 31, 2014. During the year ended December 31, 2014, we repaid borrowings of $4.0 million on the Term B Loan Credit Facility, remitted $17.5 million of the transferred trade receivables to OCI USA, paid cash distributions to unitholders of $142.8 million and paid $6.0 million in deferred financing costs associated with Amendment No. 2 to the Term Loan B Credit Facility and the Revolving Credit Facility. Please read note 6 —“Debt” to the consolidated financial statements included in this report for additional information. We also received a capital contribution of $60.0 million from OCIP Holding, pursuant to the Intercompany Equity Commitment. Please read note 7—“Related-Party Transactions—Other Transactions with Related Parties—Equity Commitment Agreement” to the consolidated financial statements included in this report for additional information.

CONTRACTUAL OBLIGATIONS
The following table lists our significant contractual obligations and their future payments at December 31, 2015:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term Loan B Credit Facility—Principal Payments	440,785	4,480	8,960	427,345	—
Revolving Credit Facility—Principal Payment	25,000	25,000	—	—	—
Interest Payments on third party debt(1)	104,068	29,217	56,989	17,862	—
Interest Payments on related party debt	823	203	406	214	—
Hydrogen supply contract(2)	5,000	5,000	—	—	—
Natural gas supply contract(2)	8,565	8,565	—	—	—
Nitrogen supply contract(2)	71,775	9,900	19,800	19,800	22,275
Purchase commitments	2,320	2,320	—	—	—
Total	658,336	84,685	86,155	465,221	22,275
_____________________________________

(1)	Interest rate on floating rate debt is based on the rate of 6.50% for the Term Loan B Credit Facility and 2.75% plus LIBOR for the Revolving Credit Facility.

(2)	Quantities of feedstock to be purchased are subject to change based on our current and expected production, market dynamics and market reports
OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to note 3 to the consolidated financial statements, “New Accounting Pronouncements,” included in Item 8 of this report.
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
Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain a customer specific allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts and no bad debt write-offs during the years ended December 31, 2015 and 2014. We do not have any off-balance-sheet credit exposure related to our customers.
Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives used in computing depreciation and amortization expense are based on estimates of the period over which the assets will be of economic benefit to us. Estimated lives are based on historical experience, manufacturers' or engineering estimates, valuation or appraisal estimates and future business plans. Factors affecting the fair value of our assets may also affect the estimated useful lives of our assets and these factors can change. Therefore, we review the depreciable lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.
The estimated useful lives of our assets are as follows:

Asset	Useful Lives, in Years
Buildings	30
Machinery and equipment	4 - 15
Automotive equipment	5
Furniture and fixtures	5
During 2015, we executed a debottlenecking project to expand our existing methanol and ammonia production capacity and incurred significant costs and expenses for the construction and development of the project. Beginning in January 2015, we shut down our methanol and ammonia production units for 82 and 71 days, respectively, in order to complete the debottlenecking project (including completion of the associated turnaround and environmental upgrades). We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015. The total cost of the debottlenecking project (including costs associated with a turnaround and environmental upgrades) was approximately $384.0 million (excluding capitalized interest).
Maintenance Activities. We incur maintenance costs on our facilities and equipment. Routine repair and maintenance costs are expensed as incurred. For the years ended December 31, 2015 and 2014, we expensed approximately $23.0 million and $27.3 million, respectively, of routine repair and maintenance costs. Major maintenance capital expenditures that extend the life, increase the capacity or improve the safety or efficiency of the asset are capitalized and amortized over the period of expected benefits. Plant turnarounds are performed to help ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facility.
Preceding a turnaround, facilities experience decreased efficiency in resource conversion to finished products. Replacement or overhaul of equipment and items such as compressors, turbines, pumps, motors, valves, piping and other parts that have an estimated useful life of at least four years, the internal assessment of production equipment, replacement of aged catalysts, and new installation/recalibration of measurement and control devices result in increased production output and/or improved plant efficiency after the turnaround. Turnaround activities are betterments either extend equipment useful life, or increase the output and/or efficiency. As a result, we follow the deferral method of accounting for major maintenance costs; and thus, expenditures associated with the turnaround are capitalized as property, plant and equipment and amortized over a four year period, which is the time lapse between turnarounds. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period, which would lead to higher depreciation and amortization costs. For the year ended December 31, 2015 and 2014, we capitalized approximately $56.3 million and $17.1 million, respectively, in maintenance capital expenditures related to the turnaround and our capital spares project.
We classify deferred maintenance cost as an investing activity under the caption “Purchase of property, plant, and equipment” in the Consolidated Statement of Cash Flows, since this cash outflow relates to expenditures related to long-lived productive assets. Repair, maintenance and related labor costs are expensed as incurred and are included in operating cash flows.
Commitments and Contingencies. Liabilities for loss contingencies, including environmental remediation costs not within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 410, Asset Retirement and Environmental Obligations, arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of expected future expenditures for environment remediation obligations are not discounted to their present value. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2015 and 2014, we had no environmental remediation obligations.

Impairment of Long-Lived Assets. Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assessing the potential impairment of long-lived assets involves estimates that require significant management judgment, and include inherent uncertainties that are often interdependent and do not change in isolation. Factors that management must estimate include, among others, industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, and capital spending. No events or changes in circumstances occurred during the years ended December 31, 2015 and 2014 that indicated the carrying amount of an asset may not be recoverable.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of December 31, 2015, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 5.50% per annum or the alternate base rate plus 4.50%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB's option, at LIBOR plus 2.75% per annum or the alternative base rate plus 1.75%. Interest on borrowings under the Intercompany Revolving Facility and the Intercompany Term Facility, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at December 31, 2015, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.5 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2015. We have supply agreements with Kinder Morgan, DCP Midstream, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of December 31, 2015, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of December 31, 2015, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of December 31, 2015, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders
OCI Partners LP:
We have audited the accompanying consolidated balance sheets of OCI Partners LP and subsidiary (the “Partnership”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, member’s capital and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCI Partners LP and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in note 3 to the consolidated financial statements, the Partnership changed its method of accounting for debt issuance costs effective January 1, 2015 due to the adoption of FASB ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
/s/ KPMG LLP
Houston, Texas
March 24, 2016

OCI PARTNERS LP
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands, except per unit data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$13,238	$71,810
Accounts receivable	28,554	35,807
Accounts receivable—related party	5,180	—
Inventories	5,974	6,152
Advances due from related parties	56	97
Other current assets and prepaid expenses	4,721	3,664
Total current assets	57,723	117,530
Property, plant, and equipment, net of accumulated depreciation of $105,769 and $56,689 respectively	674,699	545,258
Other non-current assets	1,188	1,529
Total assets	$733,610	$664,317
Liabilities and Member’s/Partners’ Capital
Current liabilities:
Accounts payable	$19,363	$37,144
Accounts payable—related party	12,624	37,278
Other payables and accruals	4,239	11,285
Revolving credit facility, net	24,928	—
Current maturities of the term loan facility	4,480	3,980
Accrued interest	3,416	2,310
Accrued interest—related party	203	220
Other current liabilities	4,975	5,282
Total current liabilities	74,228	97,499
Term loan facility, net	420,785	377,577
Other non-current liabilities	1,734	1,177
Total liabilities	496,747	476,253
Partners’ capital:
Common unitholders—86,997,590 and 83,495,372 units issued and outstanding at December 31, 2015 and 2014, respectively	236,863	188,064
General partner’s interest	—	—
Total partners’ capital	236,863	188,064
Total liabilities and partners’ capital	$733,610	$664,317
See accompanying notes to consolidated financial statements.

OCI PARTNERS LP
Consolidated Statements of Operations
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per unit data)

	2015	2014	2013
Revenues	$298,690	$402,780	$427,964
Revenues—related party	10,753	—	—
Total Revenue	309,443	402,780	427,964

Cost of goods sold (exclusive of depreciation)	149,463	205,529	188,630
Cost of goods sold (exclusive of depreciation)—related party	16,353	13,266	2,324
Total cost of goods sold (exclusive of depreciation)	165,816	218,795	190,954

Selling, general, and administrative expenses	16,906	17,928	18,088
Selling, general, and administrative expenses—related party	4,326	4,428	8,686
Total selling, general, and administrative expenses	21,232	22,356	26,774

Depreciation expense	49,663	23,105	22,229
Income (loss) from operations before interest expense, other income (expense) and income tax expense	72,732	138,524	188,007
Interest expense	20,018	18,250	16,684
Interest expense—related party	203	203	14,038
Loss on extinguishment of debt	—	—	6,689
Other income (expense)	123	941	5,154
Income from operations before tax expense	52,634	121,012	155,750
Income tax expense	613	1,564	1,399
Net income	$52,021	$119,448	$154,351
Allocation of 2013 net income for earnings per unit calculation:
Net income			$154,351
Net income prior to initial public offering on October 9, 2013			106,971
Net income subsequent to initial public offering on October 9, 2013			$47,380
Earnings per limited partner unit:(1)
Common unit (basic and diluted)	$0.61	$1.48	$0.59
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	85,970,912	80,918,531	79,656,250

(1)	Amounts attributable to 2013 are reflective of limited partner interest in net income subsequent to the closing of the Partnership’s initial public offering on October 9, 2013.
See accompanying notes to consolidated financial statements.

OCI PARTNERS LP
Consolidated Statements of Member’s Capital and Partners’ Capital
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per unit data)

	Member’s capital (deficit)	Retained Earnings	Total Member’s Capital	Common Units		Total Partners’ Capital
				Units	Amount
Balance, January 1, 2013	$4,000	$52,118	$56,118	—	$—	$—
Distributions—related party	(352,316)	—	(352,316)	—	—	—
Net income attributable to period from January 1, 2013 through October 8, 2013	—	106,971	106,971	—	—	—
	$(348,316)	$159,089	$(189,227)	—	$—	$—
Contribution of net assets to OCI Partners LP in exchange for common units on October 9, 2013, including expiration of underwriters’ over-allotment option on November 4, 2013	348,316	(159,089)	189,227	63,000,000	(189,227)	(189,227)
Issuance of common units to public on October 9, 2013, net of underwriter discounts and offering costs	—	—	—	17,500,000	291,046	291,046
Capital contribution	—	—	—	—	2,172	2,172
Net income attributable to period from October 9, 2013 through December 31, 2013	—	—	—	—	47,380	47,380
Balance, December 31, 2013	$—	$—	$—	80,500,000	$151,371	$151,371
Distributions	—	—	—	—	(30,864)	(30,864)
Distributions—related party	—	—	—	—	(111,891)	(111,891)
Capital Contribution	—	—	—	2,995,372	60,000	60,000
Net Income	—	—	—	—	119,448	119,448
Balance, December 31, 2014	$—	$—	$—	83,495,372	$188,064	$188,064
Distributions	—	—	—	—	(12,950)	(12,950)
Distributions—related party	—	—	—	—	(50,272)	(50,272)
Capital Contribution	—	—	—	3,502,218	60,000	60,000
Net Income	—	—	—	—	52,021	52,021
Balance, December 31, 2015	$—	$—	$—	86,997,590	$236,863	$236,863

See accompanying notes to consolidated financial statements.

OCI Partners LP
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per unit data)

	2015	2014	2013
Cash flows from operating activities:
Net income	$52,021	$119,448	$154,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	49,663	23,105	22,229
Amortization of debt issuance costs	3,710	2,815	3,499
Loss on extinguishment of debt	—	—	6,689
(Gain) loss on disposition of fixed assets	(16)	—	—
Deferred income tax expense	557	419	758
Decrease (increase) in:
Restricted cash	—	282	—
Accounts receivable	7,253	9,207	(16,915)
Accounts receivable—related party	(5,180)	—	—
Inventories	178	(2,166)	444
Advances due from related parties	41	253	(350)
Other non-current assets, other current assets and prepaid expenses	(858)	(596)	(3,958)
Increase (decrease) in:
Accounts payable	(2,106)	2,246	(66)
Accounts payable—related party	1,511	(671)	(1,939)
Other payables, accruals, and current liabilities	1,672	3,438	(3,599)
Accrued interest	(7,480)	(6,746)	973
Accrued interest—related party	(17)	203	(20,571)
Net cash provided by operating activities	100,949	151,237	141,545
Cash flows from investing activities:
Purchase of property, plant, and equipment	(223,540)	(152,160)	(52,634)
Proceeds from sale of scrap equipment	2,503	—	—
Net cash used in investing activities	(221,037)	(152,160)	(52,634)
Cash flows from financing activities:
Proceeds from borrowings	90,000	—	518,775
Repayment of debt	(19,230)	(3,985)	(251,000)
Repayment of debt—related party	—	—	(168,310)
Cash contributions by member	60,000	60,000	—
Debt issuance costs	(5,701)	(5,982)	(13,397)
Cash distributions to member	—	—	(316,700)
Remittance of cash to OCI USA for transferred trade receivables	(331)	(17,522)	(8,056)
Net proceeds from issuance of common units	—	—	295,312
Initial public offering costs	—	—	(4,266)
Distribution to Unitholders	(12,950)	(30,864)	—
Distribution to Unitholders—related party	(50,272)	(111,891)	—
Net cash provided by financing activities	61,516	(110,244)	52,358
Net increase (decrease) in cash and cash equivalents	(58,572)	(111,167)	141,269
Cash and cash equivalents, beginning of period	71,810	182,977	41,708
Cash and cash equivalents, end of period	$13,238	$71,810	$182,977
Supplemental cash disclosures:
Cash paid for income taxes	$1,200	$1,350	$298
Cash paid for interest, net of amount capitalized	15,166	15,772	11,531
Cash paid for interest, net of amount capitalized—related party	220	—	34,223
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$598	$25,298	$1,885
Accruals of property, plant and equipment purchases—related party	—	25,834	460
Capitalized interest	8,586	6,410	655
Capitalized interest—related party	—	—	387
Distribution of accounts receivable to member	—	—	27,560
Contributions by member	—	—	2,172

See accompanying notes to consolidated financial statements.

OCI Partners LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit data)
Note 1—Description of Business
Description of Business
OCI Partners LP (the “Partnership,” “OCIP,” “we,” “us,” or “our”) is a Delaware limited partnership formed on February 7, 2013 to own and operate a recently upgraded methanol and anhydrous ammonia production facility that is strategically located on the U.S. Gulf Coast near Beaumont, Texas. The facility commenced full operations during August 2012. In addition, we have pipeline connections to adjacent customers, port access with dedicated methanol and ammonia import/export jetties, allowing us to ship both products along the Gulf Coast, and truck loading facilities for both methanol and ammonia.
We are currently one of the larger merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. We executed a debottlenecking project on our production facility that includes a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol and ammonia production design capacity by 25%. Beginning in January of 2015, we shut down our methanol production unit for 82 days and our ammonia production unit for 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015, and reached daily ammonia production design capacity on May 5, 2015. We began start-up of the methanol production facility on April 22, 2015, and we reached daily methanol design capacity on May 23, 2015.
As discussed further below, the Partnership completed its initial public offering (“IPO”), and OCI USA, Inc. (“OCI USA”) contributed all of its equity interests in OCI Beaumont LLC (“OCIB”) to the Partnership on October 9, 2013. Prior to the completion of the IPO, OCIB was a direct, wholly-owned subsidiary of OCI USA, a Delaware corporation, which is an indirect, wholly-owned subsidiary of OCI Fertilizer International B.V. (“OCI Fertilizer”), a Dutch private limited liability company. OCI Fertilizer is an indirect, wholly-owned subsidiary of OCI N.V. (“OCI”), a Dutch public limited liability company, which is the ultimate parent for a group of related entities. OCIB is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 for $26,500. OCI, through its subsidiaries, is a global producer of natural gas based fertilizers and chemicals. OCI is listed on the NYSE Euronext Amsterdam and trades under the symbol “OCI.”
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

Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of December 31, 2015, we have remitted a total of $17,853 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $9,707 is recorded in accounts payable—related party on the consolidated balance sheet as of December 31, 2015.
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
(c) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Partnership maintains a customer-specific allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Partnership reviews its allowance for doubtful accounts monthly. Past–due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts and no bad debt write-offs during the years ended December 31, 2015 and 2014. The Partnership does not have any off-balance-sheet credit exposure related to its customers. During the years ended December 31, 2015, 2014 and 2013, the following customers accounted for 10% or more of the Partnership’s revenues:

	Percentage of Revenues
Customer name	2015	2014	2013
Methanex	26%	33%	34%
Koch(1)	26%	29%	26%
Rentech	15%	15%	12%
Trammo	*	*	15%
_____________________________________

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen LLC and Koch Methanol LLC.
*    Customer accounted for less than 10% of the Partnership’s revenues for the period presented.
The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

(d) Inventories
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
(e) Revenue Recognition
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
Below is a summary of revenues by product for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Ammonia	$99,443	$126,808	$136,150
Methanol	209,654	275,553	291,306
Other	346	419	508
Total	$309,443	$402,780	$427,964
(f) Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Depreciation is computed using principally the straight-line method over the estimated useful life of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows:

Asset	Range of Useful Lives, in Years
Buildings	30
Machinery and equipment	4 to 15
Automotive equipment	5
Furniture and fixtures	5
In the accompanying consolidated statements of operations, the Partnership’s policy is to exclude depreciation expense from cost of sales.
(g) Maintenance and Turnaround Activities
The Partnership incurs maintenance costs on its facilities and equipment. Routine repair and maintenance costs are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, we expensed approximately $22,952, $27,287 and $19,425, respectively, of routine repair and maintenance costs.

(h) Income Taxes
The Partnership is a Delaware limited partnership and is not a taxable entity; however, the Partnership is subject to Texas Margin Taxes. Each partner of a partnership is required to take into account his share of items of income, gain, loss and deduction of the Partnership in computing his federal income tax liability. As of December 31, 2015, the tax basis of our assets and liabilities were $264,553 less than the reported amount of our assets and liabilities. OCIB is a Texas limited liability company with disregarded tax status (i.e., nontaxable pass-through entity) for U.S. federal income tax purposes and, therefore, is not subject to U.S. federal income taxes; however, OCIB is subject to Texas Margin Taxes. As of and for the years ended December 31, 2015, 2014 and 2013, we recorded Texas Margin Taxes of $613, $1,564 and $1,399, respectively, in income tax expense in the accompanying consolidated statements of operations.
(i) Commitments and Contingencies
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
Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of expected future expenditures for environment remediation obligations are not discounted to their present value. As of December 31, 2015, 2014 and 2013, the Partnership had no environmental remediation obligations.
(j) Impairment of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Partnership first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No events or changes in circumstances occurred during the years ended December 31, 2015, 2014 and 2013, that indicated the carrying amount of an asset may not be recoverable.
(k) Capitalized Interest
The Partnership’s policy is to capitalize interest costs incurred on indebtedness during the construction of major projects. A reconciliation of total interest costs to interest expense as reported in the consolidated statements of operations for 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Interest cost capitalized	$8,586	$6,410	$655
Interest cost capitalized—related party	—	—	387
Interest cost charged to income (1)	20,018	18,250	16,684
Interest cost charged to income—related party	203	203	14,038
Total interest cost	$28,807	$24,863	$31,764
_____________________________________

(1)	Includes $3,710, $2,815 and $3,499 of amortized debt issuance costs for the years ended December 31, 2015, 2014 and 2013 (note 6(b)).
(l) Fair Value Measurement
The Partnership’s receivables and payables are short–term nature and therefore, the carrying amount approximates their respective fair values as of December 31, 2015 and 2014. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying amount as of December 31, 2015 and 2014.

Note 3—New Accounting Pronouncements
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
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simply the presentation of deferred income taxes and to align the presentation of deferred income tax assets and liabilities with IFRS, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity can apply the amendments either prospectively or retrospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a material impact on the Partnership’s consolidated financial statements.
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
Effective January 1, 2015, we early adopted FASB ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and IFRS. The amendments to this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued the related ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies ASU 2015-03 and states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these ASUs. This update is applied retrospectively and effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Accordingly, the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the presentation adjustments as required under ASU 2015-03. The retrospective adjustment resulted in a decrease in Other non-current assets and Term loan facility by $10,023 as of December 31, 2014. The adoption of this pronouncement did not have any impact on the Partnership’s consolidated statement of operations.
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

Note 4—Property, Plant and Equipment

	2015	2014
Land	$3,371	$3,371
Plant and equipment	759,209	347,001
Buildings	14,612	—
Vehicles	118	104
Furniture, Fixtures & Office Equipment	423	164
Construction in progress	2,735	251,307
	780,468	601,947
Less: accumulated depreciation	105,769	56,689
	$674,699	$545,258
Note 5—Inventories
As of December 31, 2015 and 2014, the Partnership’s inventories consisted of finished goods produced from normal production, and the Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventories balances by product as of December 31, 2015 and 2014:

	2015	2014
Ammonia	$2,982	$3,475
Methanol	2,992	2,677
Total	$5,974	$6,152
Note 6—Debt
(a) Debt—Related Party
On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility agreement with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 6(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of December 31, 2015, OCIB has not drawn under the Intercompany Revolving Facility.
On September 15, 2013, three separate intercompany loan agreements between OCIB and OCI Fertilizer were replaced with an intercompany term facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000, and a maturity date of January 20, 2020. Borrowings under the Intercompany Term Facility are subordinated to the Term B-3 Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Prior to the completion of the IPO, borrowings under the Intercompany Term Facility accrued interest at an interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 9.25%. Upon the completion of the IPO, borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 6(b) plus (ii) 0.25%.
On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 6(b)) to repay amounts owing under the Intercompany Term Facility and entered into Amendment No. 1 to the Intercompany Term Facility (the “Intercompany Term Amendment”). Under the terms of the Intercompany Term Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. As of December 31, 2015, OCIB has not drawn under the Intercompany Term Facility.

OCIB's ability to borrow under the intercompany credit facilities with OCI Fertilizer is dependent on OCI's ability and willingness to loan money to OCIB under those facilities. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our intercompany credit facilities, we may be unable to draw the full amount otherwise available to us under those facilities.
(b) Debt—External Party

	December 31, 2015	Interest Rate		Interest Rate as of December 31, 2015	Maturity Date
Revolving Credit Facility	$25,000	2.75% +	Adjusted LIBOR	3.34%	March 12, 2016
Less: Unamortized Debit Issue Costs	72
Revolving Credit Facility, Net	$24,928

	December 31, 2015	Interest Rate		Interest Rate as of December 31, 2015	Maturity Date
Term Loan B Credit Facility	$440,785	5.50% +	Adjusted LIBOR	6.50%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debit Issue Costs	15,520
Term Loan Facility, Net	$420,785

	December 31, 2014	Interest Rate		Interest Rate as of December 31, 2014	Maturity Date
Term Loan B Credit Facility	$395,015	4% +	Adjusted LIBOR	5.00%	August 20, 2019
Less: Current Portion	3,980
Less: Unamortized Discount and Debit Issue Costs	13,458
Term Loan Facility, Net	$377,577
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
On November 27, 2013, OCIB, the Partnership and OCI USA entered into Amendment No. 1 to the Term Loan B Credit Facility (the “Term Loan Amendment No. 1”) with Bank of America, N.A., as administrative agent, collateral agent and incremental term loan lender, and the other lenders party thereto. Pursuant to the terms of Term Loan Amendment No. 1, OCIB borrowed an incremental $165,000 term B-2 loan (the “Incremental Term Loan”) under the Term Loan B Credit Facility (collectively with the existing Term B-2 Loan, the “Term B-2 Loans”). OCIB utilized the proceeds of the Incremental Term Loan to repay amounts owing under the Intercompany Term Facility (see note 6(a)). Term Loan Amendment No. 1 also adjusted the amortization schedule for the Term B-2 Loans to encompass the new tranche composed of the Incremental Term Loan. In addition, Term Loan Amendment No. 1 clarified that the maximum principal amount of Incremental Term Loans that may be incurred under the Term Loan B Credit Facility (as amended by Term Loan Amendment No. 1) is the sum of (and not the greater of) (a) $100,000 and (b) such other amount such that, after giving effect on a pro forma basis to any such incremental facility and other applicable pro forma adjustments, the first lien net leverage ratio is equal to or less than 1.25 to 1.00.
On April 4, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 2 and Waiver (“Term Loan Amendment No. 2”) to the Term Loan B Credit Facility, with Bank of America, N.A., as administrative agent, collateral agent and additional term loan lender, and the other lenders party thereto. Pursuant to the terms of Term Loan Amendment No. 2, OCIB refinanced the Term B-2 Loans through the cashless repayment of the Term B-2 Loans and the simultaneous incurrence of a new tranche of loans (the “Term B-3 Loans”). The Term B-3 Loans have terms and provisions identical to the Term B-2 Loans, except as specifically modified by Term Loan Amendment No. 2. Term Loan Amendment No. 2 (i) reduced the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 4.00% above the London Interbank Offered Rate ("LIBOR") for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.00% above the Base Rate for Base Rate Loans (as each such term is defined in the Term Loan B Credit Facility), (ii) decreased the minimum LIBO Rate (as defined in the Term Loan B Credit Facility) from 1.25% to 1.00%, (iii) reset the prepayment premium of 1.00% on voluntary prepayments of the Term B-3 Loans for twelve months after the closing of Term Loan Amendment No. 2, and (iv) provided for delivery of financial information from the Partnership instead of OCIB, with reconciliation information to the financial information for OCIB.
On June 13, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 3 (“Term Loan Amendment No. 3”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent. Term Loan Amendment No. 3 (i) corrected an inconsistency in the definition of “Hedging Agreement”, (ii) amended Section 10.01(ii) by adding that the liens permitted by such section cannot be for debt that is overdue, (iii) revised the intercompany subordination agreement entered into in connection with the Term Loan B Credit Facility to clarify that intercompany debt will be subordinate to the obligations owed to counterparties under hedge agreements that are secured pursuant to the terms of the Term Loan B Credit Facility and (iv) made certain technical changes to certain defined terms.
On March 12, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 4 (“Term Loan Amendment No. 4”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto to (i) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending March 31, 2015, (ii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to2.50 for the quarters ending June 30, 2015 and September 30, 2015, (iii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending December 31, 2015, (iv) increase the interest rate margin on the outstanding term loans under the Term Loan B Facility such that OCIB may select an interest rate of (a) 4.50% above LIBOR for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.50% above the Base Rate for Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility), (v) applied a prepayment premium (A) with respect to any voluntary prepayment of Term B-3 Loans (including in connection with the incurrence of refinancing indebtedness), of 3% of the principal amount of the Term B-3 Loans so prepaid on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof, and to par thereafter and (B) with respect to any amendment to the Term Loan B Credit Facility resulting in a Repricing Transaction (as defined in the Term Loan B Credit Facility), of 3% of the principal amount of the Term B-3 Loans so repriced on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof and to 1% after the second anniversary thereof but on or prior to the third anniversary thereof and to par thereafter and (vi) make certain technical changes to certain defined terms.

On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement (the “Incremental Term Loan Agreement”) with Bank of America, N.A., as administrative agent and lender thereunder, pursuant to which OCIB incurred an incremental term loan in the principal amount of $50,000 (the “Incremental Term Loan No. 2”) under the Term Loan B Credit Facility. The Incremental Term Loan No. 2 has terms and provisions identical to the existing Term B-3 Loans (the “Existing Term B-3 Loans”), and the Incremental Term Loan No. 2 and the Existing Term B-3 Loans collectively comprise a single tranche of Term B-3 Loans under the Term Loan B Credit Facility.
On October 16, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 5 and Waiver (“Term Loan Amendment No. 5”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto to. The Term Loan Amendment No. 5 (i) increased the maximum consolidated senior secured net leverage ratio from 2.50 to 3.75 for the quarter ending September 30, 2015, (ii) increased the maximum consolidated senior secured net leverage ratio from 2.25 to 3.75 for the quarter ending December 31, 2015, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 3.75 for the quarter ending March 31, 2016, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.50 for the quarters ending September 30, 2015, December 31, 2015 and March 31, 2016, and (v) increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 5.50% above LIBOR for the Term B-3 Tranche of LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 4.50% above the Base Rate for the Term B-3 Tranche of Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility).
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 6 (“Term Loan Amendment No. 6”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto to. Please read note 15—Subsequent Events for additional information regarding Term Loan Amendment No. 6.
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
Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2016	$4,480
2017	4,480
2018	4,480
2019	427,345
Total	$440,785
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
In addition, as of December 31, 2015, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (x) in the fiscal quarter ending prior to June 30, 2016, 3.75 to 1.00 and (y) in the case of the fiscal quarter ending June 30, 2016 and each fiscal quarter ending thereafter, 1.75 to 1.00, and (ii) the consolidated interest coverage ratio to be less than (x) in the case of the each fiscal quarter prior to June 30, 2016, 3.50 to 1.00 and (y) in the case of the fiscal quarter ending June 30, 2016 and each fiscal quarter ending thereafter, 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending December 31, 2015, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Term Loan B Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Term Loan B Credit Facility) in computing the aforementioned ratios. As of December 31, 2015, OCIB’s consolidated senior secured net leverage ratio was 3.07 to 1.00, and its consolidated interest coverage ratio was 7.31 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.
The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of December 31, 2015, the Partnership was in compliance with all these covenants.
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
The closing of the CF-OCI Combination Transaction, described above in note 1—Business and Basis of Presentation, will constitute a change of control under our Term Loan B Credit Facility, which is an event of default. Although we expect that our Term Loan B Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.
Revolving Credit Facility and Amendments Thereto
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit facility agreement (as amended, supplemented or restated from time to time, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000 (less any amounts borrowed under the Intercompany Revolving Facility (as defined in note 6(a)), including a $20,000 sublimit for letters of credit. All proceeds from this facility will be used by OCIB for working capital, capital expenditures and other general corporate purposes.
On June 13, 2014, OCIB, the Partnership and OCI USA entered into Amendment No. 1 (“Revolving Credit Amendment No. 1”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent. Revolving Credit Amendment No. 1 (i) amended Section 10.01(ii) by adding that the liens permitted by such section cannot be for debt that is overdue, (ii) amended Section 10.01(xiv) to clarify that such sub-section permits the granting of liens in connection with hedge agreements permitted under the terms of the Revolving Credit Facility, (iii) revised the intercompany subordination agreement entered into in connection with the Revolving Credit Facility to clarify that intercompany debt will be subordinate to the obligations owed to counterparties under hedge agreements that are secured pursuant to the terms of the Revolving Credit Facility and (iv) made certain technical changes to certain defined terms.

On March 12, 2015, OCIB and the Partnership entered into Revolving Credit Amendment No. 2 (“Revolving Credit Amendment No. 2”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto to (i) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending March 31, 2015, (ii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.50 for the quarters ending June 30, 2015 and September 30, 2015, (iii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending December 31, 2015, (iv) extend the maturity of the Revolving Credit Facility until March 12, 2016, (v) suspended the requirement to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each June and December for the calendar year 2015 and (vii) made certain technical changes to certain defined terms.
On March 23, 2015, OCIB borrowed $40,000 under the Revolving Credit Facility and on September 30, 2015, OCIB repaid $15,000 of the outstanding principal amount. On October 16, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 3 and Waiver (“Revolving Credit Amendment No. 3”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto to. The Revolving Credit Amendment No. 3 (i) increased the maximum consolidated senior secured net leverage ratio from 2.50 to 3.75 for the quarter ending September 30, 2015, (ii) increased the maximum consolidated senior secured net leverage ratio from 2.25 to 3.75 for the quarter ending December 31, 2015, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 3.75 for the quarter ending March 31, 2016, and (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.50 for the quarters ending September 30, 2015, December 31, 2015 and March 31, 2016.
On March 11, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 4 (“Revolving Credit Amendment No. 4”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Please read note 15—Subsequent Events for additional information regarding Revolving Credit Amendment No. 4.
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 5 (“Revolving Credit Amendment No. 5”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. Please read note 15—Subsequent Events for additional information regarding Revolving Credit Amendment No. 5.
Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 2.75% or a base rate plus a margin of 1.75%. OCIB also pays a commitment fee of 1.10% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each June and December, although such requirement was waived for the payments that would have been due on June 30, 2015 and December 31, 2015.
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
Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of December 31, 2015, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (x) in the case of each fiscal quarter ending prior to June 30, 2016, 3.75 to 1.00 and (y) in the case of the fiscal quarters ending June 30, 2016 and each fiscal quarter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio to be less than (x) in the case of the each fiscal quarter prior to June 30, 2016, 3.50 to 1.00 and (y) in the case of the fiscal quarter ending June 30, 2016 and each fiscal quarter ending thereafter, 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending December 31, 2015, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Revolving Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) in computing the aforementioned ratios. As of December 31, 2015, OCIB’s consolidated senior secured net leverage ratio was 3.07 to 1.00, and its consolidated interest coverage ratio was 7.31 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility OCIB’s obligations under the Revolving Credit Facility may be accelerated.
The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of December 31, 2015, the Partnership was in compliance with all these covenants.
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
The closing of the CF-OCI Combination Transaction, described above in note 1-Business and Basis of Presentation, will constitute a change of control under our Revolving Credit Facility, which is an event of default. Although we expect that our Revolving Credit Facility will be refinanced in connection with the closing of the CF-OCI Combination Transaction, there is no assurance that such refinancing will occur on acceptable terms or at all. Upon a default, unless waived, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.
(c) Debt Issuance Costs
Prior Credit Facility
OCIB incurred $3,000 of debt issuance costs related to the Prior Credit Facility during April 2012. The debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Prior Credit Facility. OCIB amortized debt issuance costs related to the Prior Credit Facility of $0, $0, and $1,000 during the years ended December 31, 2015, 2014, and 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying consolidated statements of operations.
Bridge Term Loan Credit Facility
The Bridge Term Loan Credit Facility included $4,025 of debt issuance costs related to investment banking fees, legal, and other professional fees directly associated with entering into the Bridge Term Loan Credit Facility. OCIB recorded the debt issuance costs in other long-term assets in the accompanying consolidated balance sheets and was amortizing them over the term of the Bridge Term Loan Credit Facility using the straight-line method. OCIB amortized debt issuance costs related to the Bridge Term Loan Credit Facility of $0, $0, and $1,834 during the years ended December 31, 2015, 2014, and 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying consolidated statement of operations. These debt issuance costs were written off in connection with the repayment of the Bridge Term B-1 Loan and Bridge Term B-2 Loan on August 20, 2013, resulting in a loss on extinguishment of debt in the year ended December 31, 2013 of $2,191.
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
The Term Loan Amendment No. 2 included a 1.0% soft-call fee of $3,980, a 0.25% arranger fee of $995, as well as $25 of other fees and expenses. OCIB recorded the soft-call fee, arranger fee and other fees and expenses as a reduction of long-term debt in the accompanying consolidated balance sheet.
The Term Loan Amendment No. 4 included a 0.75% consent fee of $2,963, a 0.25% arranger fee of $988, as well as $44 of other fees and expenses. OCIB recorded the consent fee, arranger fee and other fees and expenses as a reduction of long-term debt in the accompanying consolidated balance sheet.
The Incremental Term Loan No. 2 included an arranger fee of $595, legal fees of $183, as well as $128 of other fees and expenses. OCIB recorded the arranger fee, legal fees and other fees and expenses as a reduction of long-term debt in the accompanying consolidated balance sheet.
The Term Loan Amendment No. 5 included an arranger fee of $500, legal fees of $64, as well as $13 of other fees and expenses. OCIB recorded the arranger fee, legal fees and other fees and expenses as a reduction of long-term debt in the accompanying consolidated balance sheet.
All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $3,415, $2,420 and $665 during the years ended December 31, 2015, 2014, and 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying consolidated statements of operations.
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
The Revolving Credit Agreement Amendment No. 2 included a 0.25% consent fee of $100 and $24 of other fees and expenses. Due to the borrowing of $40,000 under the Revolving Credit Facility on March 23, 2015, OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the effective-interest method.
The Revolving Credit Agreement Amendment No. 3 included a 0.25% amendment fee of $100. OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the effective-interest method.
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $295, $395 and $0 during the years ended December 31, 2015, 2014, and 2013, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying consolidated statement of operations.
Note 7—Related–Party Transactions
The Partnership has maintained and been involved with certain arrangements and transactions with OCI and its affiliates. The material effects of such arrangements and transactions are reported in the accompanying consolidated financial statements as related party transactions. The Partnership’s IPO on October 9, 2013 and associated contribution by OCI USA of its interests in OCIB gave rise to certain transfers, contributions, and capital distributions described in note 1. In addition, the Partnership entered into certain contractual arrangements with related parties in connection with the IPO, such as the Omnibus Agreement and other agreements discussed below.
The following table represents the effect of related party transactions of the consolidated results of operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Cost of goods sold (exclusive of depreciation)	$16,353	$13,266	$2,324
Selling, general and administrative expenses(1)	4,326	4,428	8,686
Interest expense	203	203	14,038

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Years Ended December 31,
	2015	2014	2013
OCI GP LLC	$3,071	$2,563	$643
OCI Nitrogen B.V.	50	183	1,357
OCI Personnel B.V.	621	857	—
Contrack International Inc.	546	805	276
OCI Fertilizer BV	38	20	—
OCI Fertilizer International BV	—	—	43
Orascom Construction Industries (“OCI Egypt”)	—	—	6,367
Total selling, general and administrative expenses—related party	$4,326	$4,428	$8,686
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
During the years ended December 31, 2015, 2014 and 2013, costs totaling $19,424, $15,827 and $2,967, respectively, were incurred under this contract and payable to OCI GP LLC in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation)—related party and the remaining amounts incurred were included in selling, general and administrative expense—related party. During the years ended December 31, 2015, 2014 and 2013, $16,353, $13,264 and $2,324, respectively, were recorded in cost of goods sold (exclusive of depreciation)—related party and $3,071, $2,563 and $643, respectively, were recorded in selling, general and administrative expense—related party. Accounts payable—related party include amounts incurred but unpaid to OCI GP LLC of $1,522 and $1,117 as of December 31, 2015 and December 31, 2014, respectively.
As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V. (“OCI Nitrogen”), an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V. (“OCI Personnel”), an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc. (“Contrack”), an affiliate of OCI, (iv) OCI Fertilizer BV, and indirect, wholly-owned subsidiary of OCI, and (v) OCI Fertilizer, in selling, general and administrative expense as shown on the consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $1,255, $1,865 and $1,676 during the years ended December 31, 2015, 2014 and 2013, respectively. Accounts payable—related party include amounts incurred but unpaid to the aforementioned parties of $1,394 and $298 as of December 31, 2015 and December 31, 2014, respectively.
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
Distributions and Payments to OCI USA and Its Affiliates
Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In May 2013, OCIB distributed $30,000 of cash and $230,000 of proceeds from the Bridge Term B-2 Loan to OCI USA as a capital distribution. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the years ended December 31, 2015 and 2014, we remitted $331 and $17,522, respectively, of the collections of the transferred trade receivables to OCI USA. The remaining balance of $9,707 and $10,038 is recorded in accounts payable—related party on the consolidated balance sheet as of December 31, 2015 and 2014, respectively.
Intercompany Revolving Facility and Intercompany Term Facility
As indicated above in note 6(a), OCIB recorded interest expense—related party during the years ended December 31, 2015, 2014 and 2013 and had recorded interest expense of $203, $203 and $14,038 during the years ended December 31, 2014, 2013 and 2012, respectively, in relation to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Feritlizer.
Construction Agreement with Orascom E&C USA Inc.
In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc. ("Orascom E&C"), an affiliate of OCI, pursuant to which Orascom E&C undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, a technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for the management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C. The agreement did not provide for the imposition of liquidated or consequential damages. Costs (including the fixed fee) were incurred under the Construction Contract in the amount of $239, $101,454 and $32,561 during the years ended December 31, 2015, 2014 and 2013, respectively. All amounts incurred under this contact were capitalized into construction in progress, which is a component of property plant and equipment shown in the consolidated balance sheet. Accounts Payable—related party include amounts incurred but unpaid to Orascom E&C of $0 and $25,834 as of December 31, 2015 and December 31, 2014, respectively.

Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the years ended December 31, 2015, 2014 and 2013, we had related party sales of $6,546, $0 and $0, respectively, for the sale of ammonia to OCI Fertilizers USA. Accounts Receivable—related party includes amounts due from OCI Fertilizer USA of $660 and $0 as of December 31, 2015 and December 31, 2014, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI that is an international trader of ammonia, to supply OCI Fertilizers Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply B.V. purchases the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the years ended December 31, 2015, 2014 and 2013, we had related party sales of $4,208, $0 and $0, respectively, for the sale of ammonia to OCI Fertilizers Trade & Supply B.V. Accounts Receivable—related party includes amounts due from OCI Fertilizer Trade & Supply B.V. of $4,208 and $0 as of December 31, 2015 and December 31, 2014, respectively.
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

Management Support Fees
During the years ended December 31, 2015, 2014 and 2013, OCIB had related-party transactions with Orascom Construction Industries (“OCI Egypt”) in the amount of $0, $0 and $6,367, respectively, related to management support fees, which are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. As indicated above, on October 9, 2013, in connection with the closing of the IPO, the Partnership entered into the Omnibus Agreement that, among other things, addresses certain aspects of the Partnership’s relationship with OCI and OCI USA, including the provision by OCI USA to the Partnership of certain services, including selling, general and administrative services and management and operating services relating to operating the Partnership’s business. Our obligation to pay management support fees to OCI Egypt was terminated after the completion of the IPO.
Note 8—Partners’ Capital
Summary of Changes in Outstanding Units
The following is a reconciliation of our limited partner units outstanding for the periods indicated:

Limited Partner Units
Limited partner units outstanding at December 31, 2012	—
Units issued in exchange for contribution of net assets to OCIP	60,375,000
Units issued in IPO	17,500,000
Units issued to OCI USA on expiry of the underwriters’ overallotment option on November 4, 2013	2,625,000
Limited partner units outstanding at December 31, 2013	80,500,000
Units issued in connection with the Equity Commitment Agreement	2,995,372
Limited partner units outstanding at December 31, 2014	83,495,372
Units issued in connection with the Equity Commitment Agreement	3,502,218
Limited partner units outstanding at December 31, 2015	86,997,590
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
Note 9—Retention Bonus Plan
On November 29, 2013, the Board of Directors approved a retention bonus plan to reinforce and encourage the continued dedication of the employees of OCI GP LLC, our general partner, and its affiliates who provide services to the Partnership by providing a retention bonus opportunity. Each non-executive employee is eligible to receive up to two retention bonuses, pursuant to this plan. Each retention bonus equal three times the employee’s base monthly salary or wages in effect on the applicable retention bonus payment date. The first retention bonus of $2,190 was accrued during the year-ended December 31, 2014 and paid during January 2015, and the second retention bonus of $2,738 was accrued during the year-ended December 31 2015 and paid during January 2016, in each case subject to the employee’s continued employment with the Partnership and its affiliates and continued provision of services for the benefit of the Partnership through the applicable retention bonus payment date.
Note 10—Fair Value
The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of December 31, 2015. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of December 31, 2015 and December 31, 2014.
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
On October 30, 2014, we received notice of a lawsuit filed by the employee of a delivery contractor in the 136th Judicial District Court of Jefferson County, Texas, at Cause No. D-196,315, for injuries alleged to have occurred in May 2014. The Partnership removed the case to the United States District Court for the Eastern District of Texas, Beaumont Division, at Cause No. 1:15-cv-28 in January 2015. Plaintiff alleges injuries from his delivery of acid to the Partnership’s Beaumont plant. He claims that OCIB was negligent in failing to properly inspect and maintain the premises, and to provide a safe place to work. Discovery has commenced. We have a claim for contractual defense and indemnity from a contractor, and the matter is covered under a general liability insurance policy (subject to a deductible and a reservation of rights). We do not expect the cost of any settlement or eventual judgment, if any, to be material to our operations or financial position.
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
The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the years ended December 31, 2015 and 2014.

Note 12—Earnings per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014	October 9, 2013 through December 31, 2013
Net income	$52,021	$119,448	$47,380
Basic and diluted weighted average number of limited partner units outstanding	85,970,912	80,918,531	79,656,250
Basic and diluted net income per limited partner unit	$0.61	$1.48	$0.59
The Partnership has omitted net income per unit data prior to October 9, 2013, as the Partnership operated under a different capital structure prior to the closing of the IPO; therefore, the per unit information is not meaningful to investors.
Note 13—Selected Quarterly Financial Data (Unaudited)
Selected unaudited condensed financial information for the fiscal years ended December 31, 2015, 2014 and 2013 is presented in the tables below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2015 Fiscal Year
Revenues	37,745	78,956	100,402	81,587
Revenues—related party	—	612	3,281	6,860
Income from operations before interest expense, other income and income tax expense	1,436	17,494	30,834	22,968
Income from operations before tax expense	958	13,706	23,496	14,474
Net income	893	13,478	23,143	14,507
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2014 Fiscal Year
Revenues	$99,579	$113,447	$90,471	$99,283
Revenues—related party	—	—	—	—
Income from operations before interest expense, other income and income tax expense	35,130	45,577	23,010	34,807
Income from operations before tax expense	29,421	41,403	18,882	31,306
Net income	29,007	40,926	18,599	30,916
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2013 Fiscal Year
Revenues	112,161	106,901	95,790	113,112
Revenues—related party	—	—	—	—
Income from operations before interest expense, other income and income tax expense	52,599	44,486	36,059	54,863
Income from operations before tax expense	45,938	36,038	24,560	49,214
Net income	45,464	35,538	24,132	49,217

Note 14—Distributions
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2013(2)	N/A	N/A	N/A	N/A
Second Quarter, ended June 30, 2013(2)	N/A	N/A	N/A	N/A
Third Quarter, ended September 30, 2013(2)	N/A	N/A	N/A	N/A
Fourth Quarter, ended December 31, 2013 (from October 9, 2013)(3)	$0.61367	$49,400	March 31, 2014	April 7, 2014
First Quarter, ended March 31, 2014	$0.41	$33,005	May 22, 2014	May 29, 2014
Second Quarter, ended June 30, 2014	$0.48	$38,640	August 22, 2014	August 28, 2014
Third Quarter, ended September 30, 2014	$0.26	$21,709	November 21, 2014	December 3, 2014
Fourth Quarter, ended December 31, 2014	$0.33	$27,553	March 26, 2015	April 10, 2015
First Quarter, ended March 31, 2015(4)	$—	$—	—	—
Second Quarter, ended June 30, 2015(5)	$—	$—	—	—
Third Quarter, ended September 30, 2015	$0.41	$35,669	November 30, 2015	December 17, 2015
Fourth Quarter, ended December 31, 2015	$0.32	$27,839	March 30, 2016	April 8, 2016

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	Our common units did not commence trading on the NYSE until October 4, 2013, and consequently, no distributions were declared or paid for any periods prior to this date.

(3)
The distribution paid for the fourth quarter of 2013 represents our quarterly distribution prorated for the period beginning immediately after the date of the closing of our IPO, October 9, 2013, and ending on December 31, 2013.

(4)	No distribution was declared for the three-months ended March 31, 2015.

(5)	No distribution was declared for the three-months ended June 30, 2015.
Note 15—Subsequent Events
Amendment No. 6 to the Term Loan B Credit Facility
On March 17, 2016, OCIB, the Partnership, and OCI USA entered into Term Loan Amendment No. 6 to the Term Loan Credit Agreement dated as of August 20, 2013 (as previously supplemented by that certain Credit Agreement Joinder, dated as of October 18, 2013, as previously amended by that certain Amendment No. 1 dated as of November 27, 2013, that certain Amendment No. 2 and Waiver dated as of April 4, 2014, that certain Amendment No. 3 dated as of June 13, 2014, that certain Amendment No. 4 dated as of March 12, 2015, that certain Incremental Term Loan Commitment Agreement dated as of July 2, 2015 and that certain Amendment No. 5 and Waiver dated as of October 16, 2015) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 6 (i) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.25 for the quarter ending June 30, 2016, (ii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.75 for the quarter ending September 30, 2016, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 5.00 for the quarters ending December 31, 2016 and March 31, 2017, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.00 for the quarter ending June 30, 2016 and to 2.50 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017, and (v) increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 6.75% above LIBOR for the Term B-3 Tranche of LIBOR Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 5.75% above the Base Rate for the Term B-3 Tranche of Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility.
In conjunction with this transaction, we incurred a 0.25% amendment fee of $1,071, legal expenses of $31, as well as $12 of other fees and expenses.

Amendment No. 4 to the Revolving Credit Facility
On March 11, 2016, OCIB and the Partnership entered into Revolving Credit Amendment No. 4 to the Revolving Credit Agreement dated as of April 4, 2014 (as previously amended by that certain Amendment No. 1 dated as of June 13, 2014, that certain Amendment No. 2 dated as of March 12, 2015 and that certain Amendment No. 3 and Waiver dated as of October 16, 2015) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 4 extended the maturity of the Revolving Credit Facility until March 31, 2016.
In conjunction with this transaction, we incurred legal expenses of $30.
Amendment No. 5 to the Revolving Credit Facility
On March 17, 2016, OCIB and the Partnership entered into Revolving Credit Amendment No. 5 to the Revolving Credit Agreement dated as of April 4, 2014 (as previously amended by that certain Amendment No. 1 dated as of June 13, 2014, that certain Amendment No. 2 dated as of March 12, 2015, that certain Amendment No. 3 and Waiver dated as of October 16, 2015 and that certain Amendment No. 4 dated as of March 11, 2016) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 5 among other things (i) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.25 for the quarter ending June 30, 2016, (ii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.75 for the quarter ending September 30, 2016, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 5.00 for the quarters ending December 31, 2016, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.00 for the quarter ending June 30, 2016 and to 2.50 for the quarters ending September 30, 2016 and December 31, 2016, (v) extended the maturity of the Revolving Credit Facility until March 31, 2017, (vi) increased the applicable margin by 0.75%, (vii) introduced specified liquidity targets to meet on a quarterly basis for each of the three quarters ending June 30, 2016, September 30, 2016 and December 31, 2016 (viii) imposed the requirement that OCIB repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more that $20,000 in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment and (ix) increased the applicable commitment fee to 1.40% per annum.
In conjunction with this transaction, we incurred legal expenses of $31.
Distribution
On March 17, 2016, the board of directors of our general partner declared a cash distribution to our common unitholders for the period October 1, 2015 through and including December 31, 2015 of $0.32 per unit, or approximately $27,839 in the aggregate. The cash distribution will be paid on April 8, 2016 to unitholders of record at the close of business on March 30, 2015.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
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
Meetings and Other Information
During the year ended December 31, 2015 the board of directors of our general partner held 10 meetings, our audit committee held 10 meetings, and our conflicts committee held 1 meeting. With the exception of Mr. Sawiris, who was traveling overseas, none of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which such directors served.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our equity securities, or, collectively, the Insiders, to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from certain Insiders, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2015, except that, due to an administrative oversight, a Form 4 required by Nassef Sawiris in connection with purchases on June 5, 2015 in the open market of 2,386 common units, was not timely filed. On June 10, 2015, a Form 4 was filed to report the purchases by Mr. Sawiris.
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
Directors and Executive Officers of OCI GP LLC
Directors are appointed by OCI USA, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The following table shows information about the directors and executive officers of OCI GP LLC as of March 24, 2016.

Name	Age	Position with Our General Partner
Michael L. Bennett	62	Chairman of the Board of Directors
Frank Bakker	51	President, Chief Executive Officer and Director
Nassef Sawiris	55	Director
Renso Zwiers	60	Director
Francis G. Meyer	64	Director
Dod A. Fraser	65	Director
Nathaniel A. Gregory	67	Director
Fady Kiama	48	Vice President, Chief Financial Officer
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
Renso Zwiers—Director. Mr. Zwiers was appointed as a member of the board of directors of our general partner in June 2013. Mr. Zwiers has served as chief operating officer of OCI’s Fertilizer Group since March 2011. Mr. Zwiers served as chief executive officer of OCI Nitrogen, a Netherlands-based fertilizer producer, since its acquisition from DSM in May 2010 from May 2010 to October 2014. Mr. Zwiers was the president of DSM Agro from April 2003 to May 2010, the Chief Executive Officer (“CEO”) of DEXPlastomers v.o.f. (a joint venture of DSM and ExxonMobil Chemical) from May 2001 to March 2003 and the CEO of Methanor v.o.f. (a joint venture of AkzoNobel, DSM and Dynea) from May 1999 to April 2001. Mr. Zwiers holds a Bachelor degree in Chemistry and an M.S. in Polymer Chemistry from the University of Groningen. We believe that Mr. Zwiers’ extensive experience in the fertilizer industry, including his position as chief operating officer of OCI’s Fertilizer Group, brings valuable financial experience and skill to the board of directors of our general partner.
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

Fady Kiama—Vice President and Chief Financial Officer. Mr. Kiama was appointed vice president and chief financial officer of our general partner in June 2013. Mr. Kiama has more than 25 years of financial management experience and has served as corporate planning director and group controller of OCI SAE from 2001 until May 2013. Mr. Kiama served as chief financial officer of Misr Gulf Oil Processing Co. in Egypt from 1999 to 2001, Planning Director for PepsiCo Foods Egypt from 1997 to 1999, Chief Financial Officer for PepsiCo Foods Saudi Arabia from 1995 to 1997 and as a financial analyst and group finance manager for Procter & Gamble Egypt from 1990 to 1995. Mr. Kiama holds a B.A. and a M. A. in economics from the American University in Cairo.
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
These are the only individuals who served as executive officers of our general partner during 2015. The compensation-related sections of this document are intended to comply with the reduced disclosure requirements provided under the JOBS Act.
Summary Compensation Table for 2015 and 2014
The following table summarizes the total compensation paid to our NEOs for their services to us in 2015 and 2014. For Mr. Bakker this represents compensation paid in his role as President and Chief Executive Officer of our general partner. Mr. Bakker devotes 100% of his working time to our business. Total compensation for Mr. Kiama represents compensation paid in his role as Vice President and Chief Financial Officer of our general partner. Mr. Kiama devotes approximately 75% of his working time to our business. The remainder of Mr. Kiama’s time is allocated to certain responsibilities for OCI and its other subsidiaries. Accordingly, the amounts shown below reflect only that portion of Mr. Kiama’s compensation that is allocated to us. Certain amounts provided to Mr. Bakker were paid in Euros. Amounts shown below have been converted to U.S. Dollars based on the average daily exchange rate during 2015.

Name and Principal Position	Year	Salary(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Frank Bakker	2015	289,540	—	379,266	668,806
President and Chief Executive Officer	2014	279,103	150,000	255,511	684,614
Fady Kiama	2015	280,868	110,690	147,514	539,072
Vice President and Chief Financial Officer	2014	282,907	105,818	118,311	507,036

(1)	Amount shown represents base salary amounts actually paid to our NEOs for service to our general partner.

(2)	Amount shown for 2015 represents the annual cash incentive award for 2015 that was paid to our NEOs in 2016. For Mr. Bakker, the award amount has not yet been determined as of the date of this report.

(3)	Amount shown includes the components set forth in the table below.

Name and Principal Position	Year	Housing Allowance ($)	Dependent Tuition Assistance ($)	International Assignment Allowance ($)	Representation Fee ($)	Automobile Provision(1) ($)	Professional Services ($)	Home Leave Expenses ($)	Pension Contribution(2) ($)	All Other Compensation(3) ($)
Frank Bakker	2015	52,974	19,281	38,932	1,722	19,791	91,341	43,873	111,352	379,266
President and Chief Executive Officer	2014	51,275	17,185	38,522	1,929	19,323	2,026	35,880	89,371	255,511
Fady Kiama	2015	50,235	45,709	—	—	35,613	4,628	11,329	—	147,514
Vice President and Chief Financial Officer	2014	30,000	41,012	—	—	27,664	12,395	7,240	—	118,311
_____________________________________

(1)	For Mr. Bakker, amount shown represents the cost of a company-provided vehicle used for personal purposes. For Mr. Kiama, amount shown represents leased car expenses.

(2)
Amount shown represents an employer pension contribution of $95,242 and Mr. Bakker’s personal pension contribution of $16,110 in 2015. The pension contribution and social security premium are paid to entities within the Netherlands and, therefore, are treated as wages under the current United States tax treaty.

(3)
Amount shown represents benefits provided in conjunction with our NEOs’ international assignment to the United States, which also includes tax make-whole payments provided to our NEOs. For Messrs. Bakker and Kiama, the estimated tax make-whole payments in 2015 were $129,340 and $29,548, respectively.

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
Annual Cash Incentive Awards. In 2015, Mr. Bakker and Mr. Kiama were eligible for an annual cash incentive award with a target value of $300,000 for Mr. Bakker and 25% of base salary for Mr. Kiama. For Mr. Bakker, award amounts are determined by comparing our attainment of production volume targets with our initial budget for the year and taking into account such other factors as determined by OCI to be appropriate. As of the date of this report, the 2016 annual cash incentive award for Bakker had not yet been determined. Mr. Bakker’s annual cash incentive award for 2016 is expected to be determined on or around April 2016.
For Mr. Kiama, award amounts are generally determined on a discretionary basis with reference to levels of achievement of certain financial performance metrics as well as individual and team based objectives, which include certain strategic imperatives, and financial results. For 2015, these objectives included maintaining compliance with securities law requirements, attaining financial goals generally related to EBITDA and distribution targets and increasing organizational capacity and efficiency.
Retirement, Health, Welfare and Additional Benefits. Employee benefit plans and programs are offered to our employees, subject to the terms and eligibility requirements of those plans, as in effect from time to time. Our NEOs are also eligible to participate in these programs to the same extent as all employees generally. However, due to their international assignment to the United States, our NEOs did not participate in our tax-qualified 401(k) defined contribution plan in 2015. Mr. Bakker is eligible to participate in a pension scheme maintained for OCI executives in the Netherlands.
In connection with their international assignment to the United States, Mr. Bakker and Mr. Kiama also receive certain benefits under OCI’s international relocation policy. For 2015, these benefits included housing assistance, dependent tuition assistance, international assignment allowance, representation fee (incidentals), automobile provisions, home leave expenses and healthcare benefits. The amounts of these benefits are included in the Summary Compensation Table above, under the column labeled “All Other Compensation.” Mr. Bakker and Mr. Kiama also receive certain tax make-whole payments in relation to these benefits in accordance with OCI’s policies.
Outstanding Equity Awards at December 31, 2015
Our NEOs have not previously received any awards or grants of equity or equity-based compensation in us or in relation to their services for us or our general partner, and our NEOs do not hold any outstanding equity or equity-based awards.

Employment, Severance and Change in Control Arrangements
Our NEOs are generally subject to the same employment conditions and policies as other employees of our organization. In addition, our NEOs do not have any agreements with us that provide for severance payments upon termination of employment or in connection with a change in control. However, our NEOs have entered into agreements with OCI pursuant to which they would be entitled to certain payments from OCI in the event their employment is terminated. For Mr. Bakker, in the event his employment is terminated by OCI other than for fraud, misconduct or similar offenses, Mr. Bakker would be entitled to receive a severance payment from OCI equal to two times his gross annual salary. For Mr. Kiama, in the event his employment terminates and certain requirements are met by OCI, Mr. Kiama would be entitled to receive an end of service compensation payment from OCI equal to two months’ salary for each year of service with OCI that was completed prior to the termination (currently this amount equals approximately 2.5 years of salary).
Compensation of Our Directors
The officers or employees of our general partner or of OCI or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Our general partner has approved a director compensation program pursuant to which directors of our general partner who are not officers or employees of our general partner or of OCI or its affiliates receive compensation as “non-employee directors,” which consists of an annual cash retainer of $150,000. We paid retainers of $150,000 for the year ended December 31, 2015 to our non-employee directors in two installments of $75,000 each, which were paid in April and October of 2015.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash
Michael L. Bennett	$150,000
Francis G. Meyer	$150,000
Dod A. Fraser	$150,000
Nathaniel A. Gregory	$150,000
None of our non-employee directors held any outstanding equity or equity-based awards in us as of December 31, 2015.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table presents information regarding beneficial ownership of our common units as of March 24, 2016 by:

•	our general partner;

•	each of our general partner’s directors;

•	each of our general partner’s named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding common units; and

•	all of our general partner’s executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Amount of Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned(1)
OCI GP LLC(2)	—	—
OCIP Holding LLC(3)	69,497,590	79.88%
Morgan Stanley Investment Management Inc.(4)	9,680,455	11.13%
Michael L. Bennett	15,000	*
Frank Bakker	5,200	*
Nassef Sawiris	405,262	*
Renso Zwiers	1,000	*
Francis G. Meyer	—	—
Dod A. Fraser	1,000	*
Nathaniel A. Gregory	10,000	—
Fady Kiama	—	—
All directors and executive officers of our general partner as a group (eight persons)	437,462	*
_____________________________________
*    Less than 1%.

(1)	Based on 86,997,590 common units outstanding as of March 24, 2016.

(2)	OCI GP LLC, is a wholly-owned subsidiary of OCI USA, is our general partner and manages and operates our business and has a non-economic general partner interest in us.

(3)	OCIP Holding LLC, is an indirect, wholly-owned subsidiary of OCI USA, which is an indirect, wholly-owned subsidiary of OCI.

(4)	This information was obtained from IPREO as of February 26, 2016.
The following table sets forth, as of March 24, 2016, the number of ordinary shares of OCI owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group. The percentage of total ordinary shares is based on 210,306,101 ordinary shares outstanding as of March 24, 2016.
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

Name and Address of Beneficial Owner	Number of Ordinary Shares Beneficially Owned	Percentage of Total Ordinary Shares (1)
Michael L. Bennett	2,500	*
Frank Bakker	—	—
Nassef Sawiris	61,914,389	29.44%
Renso Zwiers	3,550	*
Francis G. Meyer	—	—
Dod A. Fraser	—	—
Nathaniel A. Gregory	—	—
Fady Kiama	—	—
All directors and executive officers of our general partner as a group (eight persons)	61,920,439	29.44%
_____________________________________

*    Less than 1%.

(1)	Based on 210,306,101 common shares outstanding as of March 24, 2016.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2015 with respect to common units that may be issued under our LTIP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	—	—	8,050,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	8,050,000
_____________________________________

(1)	Reflects the common units available for issuance pursuant to our LTIP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a discussion of director independence, see Item 10—“Directors, Executive Officers and Corporate Governance.”
OCIP Holding, an indirect, wholly-owned subsidiary of OCI, owns (i) 69,497,590 common units, representing approximately 79.88% of our outstanding common units and (ii) all of the member interests in our general partner, which owns a non-economic general partner interest in us.
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

Post-IPO Operational Stage
Distributions to OCI and its affiliates
•    We will generally make cash distributions to our unitholders pro rata, including to OCIP Holding as a holder of common units. OCIP Holding owns 69,497,590 common units, representing approximately 79.88% of our outstanding common units and will receive a pro rata percentage of the cash available for distribution that we distribute in respect thereof.

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
Construction Agreement with Orascom E&C USA Inc.
In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc., an affiliate of OCI, pursuant to which Orascom E&C USA Inc. undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, the technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C USA Inc. was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C USA Inc. The agreement did not provide for the imposition of liquidated or consequential damages. Costs (including the fixed fee) were incurred under the Construction Contract in the amount of $0.2 million and $101.5 million during the years ended December 31, 2015 and 2014, respectively. All amounts incurred under this contact were capitalized into construction in progress, which is a component of property plant and equipment shown in the consolidated balance sheet. Accounts Payable—related party include amounts incurred but unpaid to Orascom E&C USA Inc. of $0 and $25.8 million as of December 31, 2015 and December 31, 2014, respectively.
Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the years ended December 31, 2015 and 2014, we had related party sales of $6.5 million and $0, respectively, for the sale of ammonia to OCI Fertilizers USA. Accounts Receivable—related party includes amounts due from OCI Fertilizer USA of $0.6 million and $0 as of December 31, 2015 and December 31, 2014, respectively.

On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI that is an international trader of ammonia, to supply OCI Fertilizers Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply B.V. purchases the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the years ended December 31, 2015 and 2014, we had related party sales of $4.2 million and $0, respectively, for the sale of ammonia to OCI Fertilizers Trade & Supply B.V. Accounts Receivable—related party includes amounts due from OCI Fertilizer Trade & Supply B.V. of $4.2 million and $0 as of December 31, 2015 and December 31, 2014, respectively.
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
Intercompany Equity Commitment
On November 27, 2013, the Partnership entered into an intercompany equity commitment agreement with OCI USA (the “Intercompany Equity Commitment”). Under the terms of the Intercompany Equity Commitment, OCI USA was obligated to make an equity contribution not to exceed $100.0 million to the Partnership if (a) prior to the completion of the debottlenecking project, the Partnership or OCIB had liquidity needs for working capital or other needs and the restrictions under the Term Loan B Credit Facility or any other debt instrument prohibit the Partnership or OCIB from incurring sufficient additional debt to fund such liquidity needs; or (b) OCIB failed to comply with any of the financial covenants as of the last day of any fiscal quarter.
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
On April 17, 2015, the Partnership received a capital contribution of $60.0 million from OCIP Holding to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project, and, in exchange, the Partnership issued 3,502,218 common units to OCIP Holding. The capital contribution consisted of the remaining available $40.0 million under the Intercompany Equity Commitment and an additional $20.0 million cash contribution. The common units were issued pursuant to a contribution agreement, dated April 17, 2015, by and among the Partnership, OCIP Holding and OCI USA, at a price per common unit equal to $17.132 (the volume-weighted average trading price of a common unit on the NYSE, calculated over the consecutive 21-trading day period ending on the close of trading on the trading day immediately prior to the issue date). Immediately following the issuance of common units to OCIP Holding on April 17, 2015, OCIP Holding held 69,497,590 common units in the Partnership, representing a 79.88% limited partner interest. Due to the capital contributions by OCIP Holding on November 10, 2014 and April 17, 2015, and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Intercompany Equity Commitment.

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
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.ocipartnerslp.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. Our audit committee pre-approved all fees incurred in fiscal years 2015 and 2014.
The following table presents fees billed and expected to be billed for professional audit services rendered by KPMG LLP for fiscal years 2015 and 2014 and fees billed and expected to be billed for other services rendered by KPMG LLP for fiscal years 2015 and 2014.

	Fiscal Year 2015	Fiscal Year 2014
KPMG LLP:
Audit Fees(1)	$1,234,579	$1,414,226
Tax Fees(2)	$25,000	$150,000
Total	$1,259,579	$1,564,226
_____________________________________

(1)
Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of our financial statements, quarterly reviews, Securities Act filings and related matters, and consents issued in connection with Securities Act filings arising during the course of the audit for fiscal years 2015 and 2014.

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
(b) Exhibits.
See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350
3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350
3.3*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098
3.4*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of March 26, 2014	8-K	3.1	March 26, 2014	001-36098
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of October 9, 2013, by and among OCI Partners LP, OCI GP LLC, OCI USA Inc. and OCI Beaumont LLC	8-K	3.1	October 15, 2013	001-36098
10.2*	Omnibus Agreement, entered into and effective as of October 9, 2013, by and between OCI N.V., OCI USA Inc., OCI Partners LP, OCI GP LLC and OCI Beaumont LLC	8-K	3.2	October 15, 2013	001-36098
10.3*#	OCI Partners LP 2013 Long-Term Incentive Plan	8-K	3.3	October 15, 2013	001-36098
10.4A*	Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., as guarantor, various lenders, Barclays Bank PLC, as syndication agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as administrative agent	S-1/A	10.7	September 9, 2013	333-189350
10.4B*	Amendment No. 1, dated as of November 27, 2013, to Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., OCI Partners LP, various lenders and Bank of America, N.A., as administrative agent	8-K	10.2	December 4, 2013	001-36098
10.4C*	Amendment No. 2, dated as of April 4, 2014, to Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., OCI Partners LP, various lenders and Bank of America, N.A., as administrative agent	8-K	10.2	April 4, 2014	001-36098
10.4D*	Amendment No. 3, dated as of June 13, 2014, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	June 19, 2014	001-36098
10.4E*	Amendment No. 4, dated as of March 12, 2015, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	March 16, 2015	001-36098
10.4F*	Amendment No. 5 and Waiver, dated as of October 16, 2015, among OCI Beaumont, LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Term Loan Agreement dated as of August 20, 2013	8-K	10.2	October 16, 2015	001-36098
10.5*	Intercompany Revolving Facility, dated as of August 20, 2013, between OCI Fertilizer International B.V., as lender, and OCI Beaumont LLC, as borrower	S-1/A	10.3	September 9, 2013	333-189350

10.6A*	Intercompany Term Facility Agreement, dated as of September 15, 2013, between OCI Fertilizer International B.V., as lender, and OCI Beaumont LLC, as borrower	S-1/A	10.8	September 23, 2013	333-189350
10.6B*	Amendment No. 1, dated as of November 27, 2013, to Intercompany Term Facility Agreement, dated as of September 15, 2013, between OCI Fertilizer International B.V., as lender, and OCI Beaumont LLC, as borrower	8-K	10.3	December 4, 2013	001-36098
10.7*	Beaumont Fertilizer Plant Contract Agreement for Methanol and Ammonia Debottlenecking and Plant Turnaround, dated June 5, 2013, between OCI Beaumont LLC and Orascom E&C USA Inc.	S-1/A	10.4	July 23, 2013	333-189350
10.8*	Equity Commitment Letter, dated as of November 27, 2013, between OCI USA Inc. and OCI Partners LP	8-K	10.1	December 4, 2013	001-36098
10.9A*	Revolving Credit Agreement, dated as of April 4, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, lead arranger and bookrunner	8-K	10.1	April 9,2014	001-36098
10.9B*	Amendment No. 1, dated as of June 13, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	June 19, 2014	001-36098
10.9C*	Amendment No. 2, dated as of March 12, 2015, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 16, 2015	001-36098
10.9D*	Amendment No. 3 and Waiver, dated as of October 16, 2015, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	October 16, 2015	001-36098
10.10*	Contribution Agreement, dated November 10, 2014, by and among OCI Partners LP, OCI USA Inc. and OCIP Holding LLC	8-K	10.1	November 12, 2014	001-36098
10.11*	Contribution Agreement, dated April 17, 2015, by and among OCI Partners LP, OCI USA Inc. and OCIP Holding LLC	8-K	10.1	April 17, 2015	001-36098
10.12*	Incremental Term Loan Commitment Agreement, dated as of July 2, 2015, among OCI USA Inc., OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent	8-K	10.1	July 2, 2015	001-36098
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Accounting Firm
24.1†	Power of Attorney of Directors and Officers of OCI GP LLC
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS+	XBRL Instance Document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.LAB+	XBRL Labels Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
_____________________________________
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
OCI Partners LP
By: OCI GP LLC, ITS GENERAL PARTNER

/s/ Frank Bakker
Frank Bakker, Chief Executive Officer and President
Date: March 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2016.

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