Form 10-Q
period 2016-03-31
OCI Partners LP
filed 2016-05-09
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2016, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP
Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(Dollars in thousands, except per unit data)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,507	$13,238
Accounts receivable	21,768	28,554
Accounts receivable—related party	1,009	5,180
Inventories	4,162	5,974
Advances due from related parties	356	56
Other current assets and prepaid expenses	2,734	4,721
Total current assets	56,536	57,723
Property, plant, and equipment, net of accumulated depreciation of $120,950 and $105,769, respectively	660,725	674,699
Other non-current assets	1,139	1,188
Total assets	$718,400	$733,610
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$13,113	$19,363
Accounts payable—related party	13,373	12,624
Other payables and accruals	2,504	4,239
Revolving credit facility, net	24,971	24,928
Current maturities of the term loan facility	4,480	4,480
Accrued interest	3,477	3,416
Accrued interest—related party	253	203
Cash distributions payable	27,839	0
Other current liabilities	4,000	4,975
Total current liabilities	94,010	74,228
Term loan facility, net	419,483	420,785
Other non-current liabilities	1,937	1,734
Total liabilities	515,430	496,747
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at March 31, 2016 and December 31, 2015	202,970	236,863
General partner’s interest	—	—
Total partners’ capital	202,970	236,863
Total liabilities and partners’ capital	$718,400	$733,610
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Operations
Three-Month Periods Ended March 31, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Three-Months Ended March 31,
	2016	2015
Revenues	$62,031	$37,745
Revenues—related party	7,910	—
Total Revenue	69,941	37,745

Cost of goods sold (exclusive of depreciation)	39,136	19,154
Cost of goods sold (exclusive of depreciation)—related party	5,699	6,011
Total Cost of goods sold (exclusive of depreciation)	44,835	25,165

Selling, general and administrative expenses	4,948	3,755
Selling, general and administrative expenses—related party	1,511	1,305
Total Selling, general and administrative expenses	6,459	5,060

Depreciation expense	15,378	6,084
Income from operations before interest expense, other income and income tax expense	3,269	1,436
Interest expense	8,792	2,506
Interest expense—related party	51	50
Gain (loss) on disposition of fixed assets	(423)	1,988
Other income	23	90
Income (loss) from operations before tax expense	(5,974)	958
Income tax expense	80	65
Net income (loss)	$(6,054)	$893
Earnings per limited partner unit:
Common unit (basic and diluted)	$(0.07)	$0.01
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	83,495,372
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Partners’ Capital
Three-Months Ended March 31, 2016 and 2015
(Unaudited)(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, December 31, 2014	83,495,372	$188,064	$188,064
Distributions	—	(5,775)	(5,775)
Distributions—Related Party	—	(21,778)	(21,778)
Net income	—	893	893
Balance, March 31, 2015	83,495,372	$161,404	$161,404

Balance, December 31, 2015	86,997,590	$236,863	$236,863
Distributions	—	(5,600)	(5,600)
Distributions—Related Party	—	(22,239)	(22,239)
Net income (loss)	—	(6,054)	(6,054)
Balance, March 31, 2016	86,997,590	$202,970	$202,970
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Three-Months Ended March 31, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Three-Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6,054)	$893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,378	6,084
Amortization of debt issuance costs	1,066	849
Deferred income tax expense	203	14
(Gain) loss on disposition of fixed assets	423	(1,988)
Decrease (increase) in:
Accounts receivable	6,786	25,874
Accounts receivable – related party	4,171	—
Inventories	1,812	1,684
Advances due from related party	(300)	96
Other non-current assets, other current assets and prepaid expenses	2,036	1,601
Increase (decrease) in:
Accounts payable	(7,046)	(16,868)
Accounts payable – related party	956	637
Other payables, accruals, and current liabilities	(2,710)	(1,327)
Accrued interest	61	(3,390)
Accrued interest – related party	50	(170)
Net cash provided by operating activities	16,832	13,989
Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,049)	(67,680)
Proceeds from sale of scrap equipment	19	2,471
Net cash provided by (used in) investing activities	(1,030)	(65,209)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	40,000
Repayment of debt	(1,120)	(995)
Debt issuance costs	(1,206)	(4,118)
Remittance of cash to OCI USA for transferred trade receivables	(207)	(100)
Net cash provided by (used in) financing activities	(2,533)	34,787
Net increase (decrease) in cash and cash equivalents	13,269	(16,433)
Cash and cash equivalents, beginning of period	13,238	71,810
Cash and cash equivalents, end of period	$26,507	$55,377
Supplemental cash disclosures:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest, net of amount capitalized	7,651	1,532
Cash paid during the period for interest, net of amount capitalized – related party	—	220
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$1,394	$111,806
Accruals of property, plant and equipment purchases – related party	—	11,183
Capitalized interest	—	3,514
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
On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF Industries Holdings, Inc.’s (NYSE: CF) global assets in a transaction (the “CF-OCI Combination Transaction”) valued at approximately $8,000,000, based on CF Industries Holdings, Inc.’s (“CF”) then-current share price, including the assumption of approximately $1,950,000 in net debt. Under the terms of the combination agreement, CF will become a subsidiary of a new holding company domiciled in the Netherlands (the “new Dutch Company”), and OCI will contribute, among other subsidiaries and interests, its 100% membership interest in our general partner and its 79.88% limited partner interest in us to the new Dutch Company. As stated in CF’s filings with the Securities and Exchange Commission (the “SEC”), in conjunction with entering into the CF-OCI Combination Transaction, on August 6, 2015, CF obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the combination agreement and for general corporate purposes. The proceeds of such committed financing are expected to be made available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3,000,000. The closing of the CF-OCI Combination Transaction requires the approval of shareholders of both OCI and CF and is subject to receipt of certain regulatory approvals and other customary closing conditions.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2015 filed with the SEC on March 24, 2016. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2016, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other reporting period.
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
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes and to align the presentation of deferred income tax assets and liabilities with IFRS, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity can apply the amendments either prospectively or retrospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a material impact on the Partnership’s consolidated financial statements.
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

Note 3 — Inventories
As of March 31, 2016 and December 31, 2015, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Ammonia	$797	$2,982
Methanol	3,365	2,992
Total	$4,162	$5,974

Note 4 — Property, Plant and Equipment

	As of
	March 31, 2016	December 31, 2015
Land	$3,371	$3,371
Furniture and Fixtures	485	423
Plant and equipment	758,632	759,209
Vehicles	55	118
Buildings	14,612	14,612
Construction in progress	4,520	2,735
	781,675	780,468
Less: accumulated depreciation	120,950	105,769
	$660,725	$674,699

Note 5 — Debt
(a) Debt – Related Party
On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility agreement with OCI Fertilizer (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of March 31, 2016, OCIB has not drawn under the Intercompany Revolving Facility.
On September 15, 2013, three separate intercompany loan agreements between OCIB and OCI Fertilizer were replaced with an intercompany term facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000 and a maturity date of January 20, 2020. On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 5(b)) to repay amounts owing under the Intercompany Term Facility and entered into Amendment No. 1 to the Intercompany Term Facility (the “Intercompany Term Amendment”). Under the terms of the

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Intercompany Term Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. Borrowings under the Intercompany Term Facility are subordinated to the Term B-3 Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b) plus (ii) 0.25%. As of March 31, 2016, OCIB has not drawn under the Intercompany Term Facility.
OCIB's ability to borrow under the intercompany credit facilities with OCI Fertilizer is dependent on OCI's ability and willingness to loan money to OCIB under those facilities. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our intercompany credit facilities, we may be unable to draw the full amount otherwise available to use under those facilities.
(b) Debt – Third Party

	March 31, 2016	Interest Rate	Interest Rate as of March 31, 2016	Maturity Date
Revolving Credit Facility	$25,000	3.50% + LIBOR	3.94%	March 31, 2017
Less: Unamortized Debt Issue Costs	29
Revolving Credit Facility, Net	$24,971

	March 31, 2016	Interest Rate	Interest Rate as of March 31, 2016	Maturity Date
Term Loan B Credit Facility	$439,665	6.75% + Adjusted LIBOR	7.75%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	15,702
Term Loan Facility, Net	$419,483

	December 31, 2015	Interest Rate	Interest Rate as of December 31, 2015	Maturity Date
Term Loan B Credit Facility	$440,785	5.50% + Adjusted LIBOR	6.50%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	15,520
Term Loan Facility, Net	$420,785

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
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 6 (“Term Loan Amendment No. 6”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 6 (i) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.25 for the quarter ending June 30, 2016, (ii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.75 for the quarter ending September 30, 2016, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 5.00 for the quarters ending December 31, 2016 and March 31, 2017, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.00 for the quarter ending June 30, 2016 and to 2.50 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017, and (v) increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 6.75% above LIBOR for the Term B-3 Tranche of LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 5.75% above the Base Rate for the Term B-3 Tranche of Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility.
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
Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2016	3,360
2017	4,480
2018	4,480
2019	427,345
Total	$439,665

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
In addition, as of March 31, 2016, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2016, 3.75 to 1.00, (b) in the fiscal quarter ending June 30, 2016, 4.25 to 1.00, (c) in the fiscal quarter ending September 30, 2016, 4.75 to 1.00, (d) in the fiscal quarters ending December 31, 2016 and March 31, 2017, 5.00 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) in the fiscal quarter ending March 31, 2016, 3.50 to 1.00, (b) in the fiscal quarter ending June 30, 2016, 3.00 to 1.00, (c) in the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017, 2.50 to 1.00 and (d) each fiscal quarter ending thereafter, 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending March 31, 2016, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Term Loan B Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Term Loan B Credit Facility) in computing the aforementioned ratios. As of March 31, 2016, OCIB’s consolidated senior secured net leverage ratio was 3.03 to 1.00, and its consolidated interest coverage ratio was 5.78 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.
The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of March 31, 2016, the Partnership was in compliance with all these covenants.
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
Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 3.50% or a base rate plus a margin of 2.50%. OCIB also pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more that $20,000 in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment.
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
Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of March 31, 2016, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2016, 3.75 to 1.00, (b) in the fiscal quarter ending June 30, 2015, 4.25 to 1.00, (c) in the fiscal quarter ending September 30, 2016, 4.75 to 1.00, (d) in the fiscal quarters ending December 31, 2016 and March 31, 2017, 5.00 to 1.00 and (e) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) in the fiscal quarter ending March 31,

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

2016, 3.50 to 1.00, (b) in the fiscal quarter ending June 30, 2016, 3.00 to 1.00, (c) in the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017, 2.50 to 1.00 and (d) each fiscal quarter ending thereafter, 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending March 31, 2016, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Revolving Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) in computing the aforementioned ratios. As of March 31, 2016, OCIB’s consolidated senior secured net leverage ratio was 3.03 to 1.00, and its consolidated interest coverage ratio was 5.78 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated.
The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of March 31, 2016, the Partnership was in compliance with all of these covenants.
The Revolving Credit Facility contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control and material litigation resulting in a final judgment against any borrower or subsidiary guarantor. Upon the occurrence and during the continuation of an event of default under the Revolving Credit Facility, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against OCIB, the Partnership and the collateral as may be available to the lenders under the Revolving Credit Facility and other loan documents.
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
The Term Loan Amendment No. 6 included an amendment fee of $1,102, legal fees of $31, as well as $12 of other fees and expenses. OCIB recorded the arranger fee, legal fees and other fees and expenses as a reduction of long-term debt in the accompanying consolidated balance sheet.
All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $962 during the three-month period ended March 31, 2016 compared to $699 during the three-month period ended March 31, 2015. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.
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
The Revolving Credit Agreement Amendment No. 4 included $30 of legal fees and expenses. OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the effective-interest method.
The Revolving Credit Agreement Amendment No. 5 included $31 of legal fees and expenses. OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the effective-interest method.
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $104 during the three-month period ended March 31, 2016 compared to $150 during the three-month period ended March 31, 2015. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

The following table represents the effect of related party transactions on the unaudited condensed consolidated results of operations for the three and nine-month periods ended March 31, 2016 and 2015:

	Three-Months Ended March 31,
	2016	2015
Revenue	$7,910	$—
Cost of goods sold (exclusive of depreciation)	5,699	6,011
Selling, general and administrative expenses (1)	1,511	1,305
Interest expense	51	50

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended March 31,
	2016	2015
OCI GP LLC	$1,029	$1,003
OCI Nitrogen B.V.	0	18
OCI Personnel B.V.	186	162
Contrack International Inc.	252	108
OCI Fertilizer B.V.	0	14
OCI Fertilizers Trade & Supply B.V.	44	0
Total selling, general and administrative expenses – related party	1,511	1,305
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
We incurred costs under this contract, payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership in the amount of $6,728 during the three-month period ended March 31, 2016 as compared to $7,014 during the three-month period ended March 31, 2015. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation) and the remaining amounts incurred were included in selling, general and administrative expense. During the three-month period ended March 31, 2016, $5,699 were recorded in costs of goods sold (exclusive of depreciation) and $1,029 were recorded in selling, general and administrative expense. During the three-month period ended March 31, 2015, $6,011 were recorded in costs of goods sold (exclusive of depreciation) and $1,003 were recorded in selling, general and administrative expense. Accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $3,144 and $1,522 as of March 31, 2016 and December 31, 2015, respectively.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, (iv) OCI Fertilizer B.V., an indirect, wholly-owned subsidiary of OCI, and (v) OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $481 during the three-month period ended March 31, 2016 as compared to $302 during the three-month period ended March 31, 2015. Accounts payable – related party include amounts incurred but unpaid to the aforementioned parties of $729 and $1,394 as of March 31, 2016 and December 31, 2015, respectively.
Distributions and Payments to OCI USA and Its Affiliates
Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of March 31, 2016, we have remitted $18,060 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $9,500 is recorded in accounts payable – related party on the unaudited condensed consolidated balance sheet as of March 31, 2016.
Intercompany Revolving Facility and Intercompany Term Facility
As indicated above in note 5(a), OCIB recorded interest expense – related party of $51 during the three-month period ended March 31, 2016 and $50 during the three-month period ended March 31, 2015 in relation to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer
Construction Agreement with Orascom E&C USA Inc.
In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc. (“Orascom E&C”), an affiliate of OCI, pursuant to which Orascom E&C undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, a technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for the management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C. The agreement did not provide for the imposition of liquidated or consequential damages. Amounts (including the fixed fee) incurred under the Construction Contract were $0 during the three-month period ended March 31, 2016 as compared to a credit in the amount of $2,268 for discounts realized from subcontractors during the three-month period ended March 31, 2015. All amounts incurred under this contact were capitalized into construction in progress, which is a component of property plant and equipment shown in the unaudited condensed consolidated balance sheet. We had no amounts due to Orascom E&C as of March 31, 2016 and December 31, 2015.
Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties.  During the three-months ended March 31, 2016, we had related party sales of $2,664 for the sale of Ammonia to OCI Fertilizers USA. We had no related party sales during the three-months ended March 31, 2015. Accounts Receivable – related party includes amounts due from OCI Fertilizer USA of $1,009 and $660 as of March 31, 2016 and December 31, 2015, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V., an international trader of ammonia, to supply OCI Fertilizers Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply B.V. purchases the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the three-months ended March 31, 2016, we had

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

related party sales of $5,246 for the sale of Ammonia to OCI Fertilizer Trade & Supply B.V. We had no related party sales during the three-months ended March 31, 2015. Accounts Receivable – related party includes amounts due from OCI Fertilizer Trade & Supply B.V. of $0 and $4,208 as of March 31, 2016 and December 31, 2015, respectively.
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

Note 7 — Significant Customers
During the three-month periods ended March 31, 2016 and 2015, the following customers accounted for 10% or more of the Partnership’s revenues:

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Customer name	Three-Months Ended March 31, 2016	Three-Months Ended March 31, 2015
Koch (1)	29%	13%
Methanex	28%	*
Rentech	14%	28%
Lucite International	*	18%
Arkema, Inc.	*	14%
ExxonMobil Global Services Co	*	12%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen, LLC and Koch Methanol, LLC.
* Customer accounted for less than 10% of the Partnership's revenues for the period presented.
The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

Note 8 — Retention Bonus Plan
On November 29, 2013, the Board of Directors approved a retention bonus plan to reinforce and encourage the continued dedication of the employees of OCI GP LLC, our general partner, and its affiliates who provide services to the Partnership by providing a retention bonus opportunity. Each non-executive employee is eligible to receive up to two retention bonuses, pursuant to this plan. Each retention bonus equals three times the employee’s base monthly salary or wages in effect on the applicable retention bonus payment date. The first retention bonus of $2,190 was accrued during the year-ended December 31, 2014 and paid during January 2015, and the second retention bonus of $2,738 was accrued during the year-ended December 31, 2015 and paid during January 2016, in each case subject to the employee’s continued employment with our general partner and its affiliates and continued provision of services for the benefit of the Partnership through the applicable retention bonus payment date.

Note 9 — Fair Value
The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of March 31, 2016. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of March 31, 2016 and December 31, 2015.

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
On October 30, 2014, we received notice of a lawsuit filed by the employee of a delivery contractor, currently pending in the United States District Court for the Eastern District of Texas, Beaumont Division, at Cause No. 1:15-cv-0002. Plaintiff alleges injuries from his delivery of acid to OCIB’s Beaumont plant. He claims that OCIB was negligent in failing to properly inspect and maintain the premises, and to provide a safe place to work. On April 6, 2016 we settled the case and the matter is covered under a general liability insurance policy (subject to a deductible and a reservation of rights). As of March 31, 2016 we recorded $150 of expense in our condensed consolidated financial statements, which is the amount equivalent to our deductible.
The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three-months ended March 31, 2016 and March 31, 2015.

Note 11 — Earnings per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Three-Months Ended March 31,
	2016	2015
Net income (loss)	$(6,054)	$893
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	83,495,372
Basic and diluted net income (loss) per limited partner unit	$(0.07)	$0.01

Note 12 — Distributions
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
Fourth Quarter, ended December 31, 2014	$0.33	$27,553	March 26, 2015	April 10, 2015
First Quarter, ended March 31, 2015(2)	$—	$—	—	—
Second Quarter, ended June 30, 2015(3)	$—	$—	—	—
Third Quarter, ended September 30, 2015	$0.41	$35,669	November 30, 2015	December 17, 2015
Fourth Quarter, ended December 31, 2015	$0.32	$27,839	March 30, 2016	April 8, 2016
First Quarter, ended March 31, 2016	$0.06	$5,219	June 24, 2016	July 8, 2016

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	No distribution was declared for the three-months ended March 31, 2015.

(3)	No distribution was declared for the three-months ended June 30, 2015.

Note 13 — Subsequent Events
On May 9, 2016, the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2016 through and including March 31, 2016 of $0.06 per unit, or approximately $5,219 in the aggregate. The cash distribution will be paid on July 8, 2016 to unitholders of record at the close of business on June 24, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our unaudited condensed consolidated financial statements and the related notes presented in this report as well as the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements and may address certain plans, activities or events which will or may occur in the future and relate to, among other things, the proposed business combination transactions involving OCI N.V. (“OCI”), a new holding company domiciled in the Netherlands (the “new Dutch Company”) and CF Industries Holdings, Inc. (“CF”) and the benefits and overall impact of the proposed transactions on the Partnership. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors” in our Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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
In addition, the risks and uncertainties related to the business combination transactions between OCI, the new Dutch Company and CF, which we expect to close in the second half of 2016, and the impact of those transactions on the Partnership include:

•
our ability to obtain further amendments or waivers under our Term Loan B Credit Facility and our Revolving Credit Facility (as each such term is defined herein) to the extent the business combination transaction between OCI and CF does not close;

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

For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, please refer to Item 1A—“Risk Factors” section of our Annual Report and to the “Forward Looking Statements” and “Risk Factors” sections of CF’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) prior to the date hereof, which are available at the SEC’s website http://www.sec.gov. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Neither the Partnership, OCI, the new Dutch Company nor CF undertake to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of March 31, 2016. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached ten-year lows at the beginning of 2015.
For the three-months ended March 31, 2016, natural gas feedstock costs represented approximately 48% of our cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation) – related party (“Total Cost of Goods Sold (exclusive of depreciation)”) as compared to 33% during the three-months ended March 31, 2015. During the three-months ended March 31, 2016, we spent approximately $21.7 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.13, as compared to approximately $8.2 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $3.15 during the three-months ended March 31, 2015. During the first quarter of 2015, our ammonia and methanol units were shut down for two months in order to complete the debottlenecking project, leading to lower natural gas consumption for both production units during the three-months ended March 31, 2015, as compared to the three-months ended March 31, 2016.

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
According to the Short-Term Energy Outlook published by the Energy Information Administration (the "EIA") in April 2016, the Henry Hub natural gas spot price is expected to average $2.18 MMBtu during 2016 and $3.02 MMBtu in 2017. The EIA projects that U.S. total natural gas consumption will increase 1.2% in 2016 and 1.8% in 2017. The growth is largely driven by demand in the industrial sectors as new projects in the fertilizer and chemical sectors come online. During the same time period, U.S. natural gas production is expected to increase by approximately 0.9% in 2016 and 2.1% in 2017. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.
Key Operational Factors
Product Sales Contracts
We are party to methanol sales contracts with several customers, including but not limited to Methanex, Koch Methanol LLC, ExxonMobil Global Services Company and Arkema Inc. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the three-months ended March 31, 2016, methanol sales contracts with Koch Methanol LLC and Methanex accounted for approximately 17% and 28%, respectively, of our revenues and revenues – related party (“Total Revenues”).
We are party to ammonia sales contracts with several customers, including but not limited to Rentech and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the three-months ended March 31, 2016, ammonia sales contracts with Rentech and Koch Nitrogen International Sarl accounted for approximately 14% and 11%, respectively, of our Total Revenues.
During the three-months ended March 31, 2016, we delivered approximately 57% of our total sales by barge, 36% of our total sales by pipeline, 3% of our total sales through our methanol truck loading facility, and approximately 4% of our sales through our ammonia truck loading facility.
Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of March 31, 2016, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $400,000 to $500,000 per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
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
The IRS and the U.S. Department of the Treasury requested comments from industry participants regarding the standards set forth in these proposed regulations. We submitted comments on the proposed regulations on August 4, 2015 and testified before the IRS and the U.S. Department of the Treasury at a public hearing on the proposed regulations held on October 27, 2015. In the event that we do not satisfy the standards set forth in the regulations, if and when such regulations become final, and assuming such final regulations provide for the currently proposed ten-year transition period, we may continue to rely on our private letter ruling during the ten-year transition period, which will allow us to maintain our treatment as a partnership for U.S. federal income tax purposes and to continue to execute our business strategy. In order to maintain our partnership status following the expiration of any transition period, we will likely need to establish a new corporate subsidiary to own and operate our methanol business, which subsidiary will be subject to entity level taxation at the maximum federal income tax rate applicable to corporations. The taxation of such corporate subsidiary could materially reduce the earnings we derive from our methanol business and our ability to make cash distributions to our unitholders. If we are unable to own and operate our methanol business through a corporate subsidiary, we may be unable to maintain our status as a partnership for U.S. federal income tax purposes with our existing businesses, and all of our income would become subject to entity level taxation at the maximum U.S. federal income tax rate applicable to corporations. Our loss of partnership status for U.S. federal income tax purposes would materially reduce our distributable cash flow and our ability to make distributions to our unitholders. We will continue to evaluate ways to mitigate the impact of the proposed regulations on our business and partnership status.
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
Capacity Utilization
During the three-months ended March 31, 2016, both of our ammonia and methanol production units were in operation for 91 days. Our methanol production unit did not experience any unplanned downtime and our ammonia production unit only experienced 6 hours of unplanned downtime during the quarter. During the three-months ended March 31, 2015 our ammonia and methanol production units were in operation 27 days and 29 days, respectively. During the three-months ended March 31, 2015, our ammonia and methanol production units were shut down for two months in order to complete the debottlenecking project.
We produced approximately 88,292 metric tons of ammonia and approximately 224,757 metric tons of methanol during the three-months ended March 31, 2016, representing capacity utilization rates of 107% and 99% for the ammonia and methanol production units, respectively, as compared to production of approximately 21,194 metric tons of ammonia and 56,836 metric tons of methanol during the three-months ended March 31, 2015, representing capacity utilization rates of 104% and 95% for the ammonia and methanol production units, respectively (excluding planned downtime associated with the debottlenecking project). During the three-months ended March 31, 2015, our ammonia and methanol production units were shut down for two months in order to complete the debottlenecking project.
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

SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the three-months ended March 31, 2016 and 2015. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and capacity utilization rates.

	Three-Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$(6,054)	$893
Add:
Interest expense	8,792	2,506
Interest expense – related party	51	50
Income tax expense	80	65
Depreciation expense	15,378	6,084
EBITDA	$18,247	$9,598

	Production (in tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For Three-Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Ammonia	88,292	21,194	107%	104%	$2.13	$3.21
Methanol	224,757	56,836	99%	95%	$2.13	$3.21

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

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2015:
Revenues

	For the Three-Months Ended March 31,
	2016	2015
	(in thousands)
Total revenues	$69,941	$37,745

	For the Three-Months Ended March 31, 2016		For the Three-Months Ended March 31, 2015
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	96.7	$28,519	35.5	$18,077
Methanol	218.9	41,414	53.0	19,403
Other	—	8	—	265
Total	315.6	$69,941	88.5	$37,745

Our Total Revenues were approximately $70.0 million for the three-months ended March 31, 2016 compared to approximately $37.7 million for the three-months ended March 31, 2015. Our methanol revenues were approximately $41.4 million for the three-months ended March 31, 2016 compared to approximately $19.4 million for the three-months ended March 31, 2015, which represents an increase of 113%. The increase in methanol revenue is due to the corresponding increase in methanol production and sales volumes. Our ammonia revenues were approximately $28.5 million for the three-months ended March 31, 2016 compared to approximately $18.1 million for the three-months ended March 31, 2015, which represents an increase of 57%. The increase in ammonia revenue is due to the corresponding increase in ammonia production and sales volumes. Beginning in January 2015, our facility was shut down for 82 days in our methanol production unit and 71 days in our ammonia production unit in order to complete the debottlenecking project.
We sold approximately 218,940 metric tons of methanol during the three-months ended March 31, 2016 compared to approximately 52,985 metric tons of methanol during the three-months ended March 31, 2015, which represents an increase in sales volumes of 313%. The increase in sales volumes are due to the corresponding increase in production volumes, due to the capacity increase from our debottlenecking project. In addition, our facility was shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project. The average sales prices per metric ton for methanol during the three-months ended March 31, 2016 was $189.19 per metric ton compared to $366.09 per metric ton for the three-months ended March 31, 2015, which represents a decrease of 48%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. In addition, demand for methanol in energy related applications has decreased. Sales of methanol comprised approximately 59.2% of our Total Revenues for the three-months ended March 31, 2016 compared to 51.4% of our Total Revenues for the three-months ended March 31, 2015.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous nine fiscal quarters.

	Average Methanol Sales Prices
	2016	2015	2014
For the Three-Months Ended:
March 31	$189.19	$366.09	$529.43
June 30	—	$362.26	$470.09
September 30	—	$329.72	$393.86
December 31	—	$282.16	$405.07

We sold approximately 96,669 metric tons of ammonia during the three-months ended March 31, 2016 compared to approximately 35,435 metric tons of ammonia during the three-months ended March 31, 2015, which represents an increase in sales volumes of 173%. The increase in sales volumes are due to the corresponding increase in production volumes, due to the capacity increase from our debottlenecking project. In addition, our facility was shut down for two months during the first quarter of 2015, in order to complete the debottlenecking project. The average sales prices per metric ton for ammonia during the three-months ended March 31, 2016 was $294.92 per metric ton compared to $509.21 per metric ton for the three-months ended March 31, 2015, which represents a decrease of 42%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 40.8% of our Total Revenues for the three-months ended March 31, 2016 compared to 47.9% of our Total Revenues for the three-months ended March 31, 2015.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous nine fiscal quarters.

	Average Ammonia Sales Prices
	2016	2015	2014
For the Three-Months Ended:
March 31	$294.92	$509.21	$408.18
June 30	—	$446.64	$511.46
September 30	—	$417.65	$508.14
December 31	—	$377.75	$568.22

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended March 31, 2016		For the Three-Months Ended March 31, 2015
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$21,663	48.3%	$8,232	32.7%
Hydrogen	$5,104	11.4	$3,672	14.6
Nitrogen	$2,834	6.3	$1,197	4.8
Maintenance	$4,285	9.6	$3,182	12.6
Labor	$4,162	9.3	$5,328	21.2
Other	$6,787	15.1	$3,554	14.1
Total	$44,835	100%	$25,165	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $44.8 million and 63.3% of Total Revenue for the three-months ended March 31, 2016, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $25.2 million and 66.7% of Total Revenue for the three-months ended March 31, 2015. During the first quarter of 2015, our ammonia and methanol units were shut down for two months in order to complete the debottlenecking project, leading to lower natural gas consumption for both production units during the three-months ended March 31, 2015, as compared to the three-months ended March 31, 2016. The decrease in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was primarily due to the decrease in natural gas prices. Our purchase price for natural gas decreased from an average of $3.15 per MMBtu for the three-months ended March 31, 2015 to an average of $2.13 per MMBtu for the three-months ended March 31, 2016, which represents a decrease of 32%.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous nine fiscal quarters.

	Natural Gas Purchase Prices
	2016	2015	2014
For the Three-Months Ended:
March 31	$2.13	$3.15	$5.07
June 30	—	$2.87	$4.66
September 30	—	$2.88	$4.28
December 31	—	$2.32	$4.07
Depreciation Expense
Depreciation expense was approximately $15.4 million for the three-months ended March 31, 2016 compared to approximately $6.1 million for the three-months ended March 31, 2015, which represents an increase of 152%. This increase was due to the assets placed into service during the second quarter of 2015 due to the completion of the debottlenecking project.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $4.9 million for the three-months ended March 31, 2016 compared to approximately $3.8 million for the three-months ended March 31, 2015, which represents an increase of 29%. The increase in selling, general and administrative expenses was primarily due to an increase in insurance expense, legal and professional fees and property tax expenses.
Our selling, general and administrative expenses – related party were approximately $1.5 million for the three-months ended March 31, 2016 compared to approximately $1.3 million for the three-months ended March 31, 2015, which represents an increase of 15%. The increase in selling, general and administrative expenses – related party was primarily due to an increase in officer's compensation.
Interest Expense
Interest expense was approximately $8.8 million for the three-months ended March 31, 2016 compared to $2.5 million for the three-months ended March 31, 2015. During the three-months ended March 31, 2016, interest expense was higher than the comparable period as a result of increased borrowings and amendments to our Term Loan B Credit Facility that resulted in higher interest rates. In addition, during the three-months ended March 31, 2016 and 2015, we capitalized $0 and $3.5 million, respectively, of interest expense. Capitalized interest was higher during the three-months ended March 31, 2015, due to the accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period.
Interest expense–related party was approximately $51,000 for the three-months ended March 31, 2016 compared to $50,000 for the three-months ended March 31, 2015. Interest expense–related party relates to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”).

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

On May 9, 2016, the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2016 through and including March 31, 2016 of $0.06 per unit, or approximately $5.2 million in the aggregate. The cash distribution will be paid on July 8, 2016 to unitholders of record at the close of business on June 24, 2016.
Credit Facilities
Described below are the credit facilities under which OCIB may draw extra liquidity as of March 31, 2016. Please read Item I—“Financial Statements”, note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.
Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of March 31, 2016, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of March 31, 2016, the principal outstanding under the Term Loan B Credit Facility was $439.7 million. Although we do not have any additional committed capacity from identified lenders or investors, as of March 31, 2016, we had capacity to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.
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
Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of March 31, 2016, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. As a result of Revolving Credit Amendment No. 5 entered into on March 17, 2016, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 3.50% or a base rate plus a margin of 2.50%. OCIB pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more than $20.0 million in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment.
As of March 31, 2016, we had $15.0 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of March 31, 2016, OCIB had $25.0 million outstanding under the Revolving Credit Facility.
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
Intercompany Revolving Facility
On August 20, 2013, OCI Beaumont (“OCIB”) entered into an intercompany revolving credit facility agreement (the “Intercompany Revolving Facility”) with OCI Fertilizer, as the lender, which will mature on January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined above) to $40.0 million minus the amount of indebtedness outstanding under the Revolving Credit Facility (see note 5(a) – Debt to the unaudited condensed consolidated financial statements for a more detailed description). Interest on borrowings under the Intercompany Revolving Facility accrue at the rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility plus (ii) 25 basis points. We pay a commitment fee to OCI Fertilizer on the unused portion of the Intercompany Revolving Facility equal to 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. Borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Due to the $25.0 million of borrowings outstanding under the Revolving Credit Facility, we have $15.0 million available to us under the Intercompany Revolving Facility.
Intercompany Term Facility
On September 15, 2013, OCIB entered into an intercompany term facility agreement (as amended on November 27, 2013, the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer and provides OCIB with an aggregate borrowing capacity of up to $100.0 million (see note 5(a) – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As of March 31, 2016, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility, plus (ii) 0.25%.
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
We recorded maintenance capital expenditures related to the turnaround and our capital spares project in the amount of $1.2 million for the three-months ended March 31, 2016 compared to approximately $38.3 million for the three-months ended March 31, 2015. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2018.
We did not have any expansion capital expenditures during the three-months ended March 31, 2016 as compared to approximately $104.8 million for the three-months ended March 31, 2015, respectively, for expenditures related to our budgeted capital projects. Please read “Our Debottlenecking Project” for total debottlenecking project expenditures.
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
Working capital at March 31, 2016 was a deficit of $37.5 million, consisting of $56.5 million in total current assets and $94.0 million in total current liabilities. Working capital at December 31, 2015 was a deficit of $16.5 million, consisting of $57.7 million in total current assets and $74.2 million in total current liabilities. The decrease in working capital as of March 31, 2016 was primarily due to a cash distribution declared to our common unitholders by the board of directors of our general partner for the quarter ended December 31, 2015, that was paid on April 8, 2016.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.

The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Three-Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	16,832	13,989
Investing activities	(1,030)	(65,209)
Financing activities	(2,533)	34,787
Net increase (decrease) in cash and cash equivalents	13,269	(16,433)

Operating Activities
Net cash provided by operating activities for the three-months ended March 31, 2016 was approximately $16.8 million. We had a net loss of approximately $6.0 for the three-months ended March 31, 2016. During this period, we recorded depreciation expense of $15.4 million and amortization of debt issuance costs of $1.1 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $6.8 million during the three-months ended March 31, 2016. The decrease in accounts receivable is due to a decrease in our realized average ammonia and methanol sales prices. Accounts receivable – related party decreased by $4.2 million due to the timing of receipt of cash from customers. Inventories decreased by $1.8 million. Other current assets and prepaid expenses decreased by $2.0 million due to the amortization of prepaid insurance policies. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $7.0 million due to the settlement of obligations to our suppliers. Other payables, accruals and current liabilities decreased by $2.7 million due to the payment of a retention bonus to all non-executive employees and the payment of our property taxes during January 2016.
Net cash provided by operating activities for the three-months ended March 31, 2015 was approximately $14.0 million. We had net income of approximately $893,000 for the three-months ended March 31, 2015. During this period, we recorded depreciation expense of $6.1 million, amortization of debt issuance costs of $0.8 million and a gain on the sale of scrap equipment of $2.0 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $25.9 million and inventory decreased by $1.7 million during the three-months ended March 31, 2015. The decrease in accounts receivable and inventory is due to the reduced production, and accordingly reduced inventory available to sell to our customers, due to our facility being shut down for two months during the first quarter of 2015 in order to complete the debottlenecking project. Other current assets and prepaid expenses decreased by $1.6 million due to the amortization of prepaid insurance policies. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $16.9 million primarily due to a decrease in raw material consumption and costs from our production facility being shut down for two months during the first quarter of 2015 in order to complete the debottlenecking project. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) decreased by $1.3 million due to the payment of a retention bonus to all non-executive employees during January 2015. Accrued interest (excluding capitalized interest) decreased by $3.4 million due to the capitalization of $3.5 million in interest expense in connection with the debottlenecking project.
Investing Activities
Net cash used in investing activities was approximately $1.0 million and $65.2 million, respectively, for the three-months ended March 31, 2016 and 2015. Net additions of property, plant, equipment and construction in progress were higher during the three-months ended March 31, 2015 as compared to the three-months ended March 31, 2016 due to expenditures associated with the debottlenecking project.
Financing Activities
Net cash used in financing activities was approximately $2.5 million for the three-months ended March 31, 2016 compared to $34.8 million net cash provided by financing activities for the three-months ended March 31, 2015. During the three-months ended March 31, 2016, we repaid borrowings of $1.1 million on the Term Loan B Credit Facility and paid $1.2 million in deferred financing costs associated with Amendment No. 6 to the Term Loan B Credit Facility and Amendment No. 4 and 5 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.
Net cash provided by financing activities was approximately $34.8 million for the three-months ended March 31, 2015 compared to $11.0 million net cash used by financing activities for the three-months ended March 31, 2014. During the three-

months ended March 31, 2015, we drew $40.0 million from the Revolving Credit Facility, we repaid borrowings of $1.0 million on the Term Loan B Credit Facility and paid $4.1 million in deferred financing costs associated with Amendment No. 4 to the Term Loan B Credit Facility and Amendment No. 2 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

CONTRACTUAL OBLIGATIONS
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 6 (“Term Loan Amendment No. 6”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 6 among other things increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 6.75% above LIBOR for the Term B-3 Tranche of LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 5.75% above the Base Rate for the Term B-3 Tranche of Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility.
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 5 (“Revolving Credit Amendment No. 5”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 5 among other things increased the applicable margin by 0.75% and increased the applicable commitment fee to 1.40% per annum.
Due to these amendments to our credit facilities, we estimate our interest payments on third party debt has increased by approximately $12.6 million from what we disclosed in the contractual obligations table included in our Annual Report.

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
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes and to align the presentation of deferred income tax assets and liabilities with IFRS, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity can apply the amendments either prospectively or retrospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a material impact on the Partnership’s consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of March 31, 2016, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate plus 5.75%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB’s option, at LIBOR plus 3.50% per annum or the alternate base rate plus 2.50%. Interest on borrowings under the Intercompany Revolving Facility and the Intercompany Term Facility, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at March 31, 2016, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.7 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of March 31, 2016. We have supply agreements with Kinder Morgan, DCP Midstream, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of March 31, 2016, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of March 31, 2016, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of March 31, 2016, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350
3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350
3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098
3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2013	001-36098
10.1*	Amendment No. 4, dated as of March 11, 2016, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 17, 2016	001-36098
10.2*	Amendment No. 5, dated as of March 17, 2016, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.2	March 22, 2016	001-36098
10.3*	Amendment No. 6, dated as of March 17, 2016, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.3	March 22, 2016	001-36098
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________________________________________________________

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
#	Furnished herewith.
+	Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: May 9, 2016	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)