Form 10-Q
period 2016-06-30
OCI Partners LP
filed 2016-08-05
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP
Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(Dollars in thousands, except per unit data)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,560	$13,238
Accounts receivable	16,197	28,554
Accounts receivable—related party	571	5,180
Inventories	4,088	5,974
Advances due from related parties	68	56
Other current assets and prepaid expenses	4,801	4,721
Total current assets	34,285	57,723
Property, plant, and equipment, net of accumulated depreciation of $136,453 and $105,769, respectively	647,814	674,699
Other non-current assets	1,089	1,188
Total assets	$683,188	$733,610
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$17,595	$19,363
Accounts payable—related party	13,903	12,624
Other payables and accruals	5,599	4,239
Revolving credit facility, net	24,978	24,928
Current maturities of the term loan facility	4,480	4,480
Accrued interest	3,975	3,416
Accrued interest—related party	—	203
Cash distributions payable	5,220	—
Other current liabilities	3,940	4,975
Total current liabilities	79,690	74,228
Term loan facility, net	419,380	420,785
Other non-current liabilities	1,815	1,734
Total liabilities	500,885	496,747
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at June 30, 2016 and December 31, 2015	182,303	236,863
General partner’s interest	—	—
Total partners’ capital	182,303	236,863
Total liabilities and partners’ capital	$683,188	$733,610
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Operations
Three and Six-Month Periods Ended June 30, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
Revenues	$54,460	$78,956	$118,472	$116,701
Revenues—related party	1,818	612	7,747	612
Total Revenue	56,278	79,568	126,219	117,313

Cost of goods sold (exclusive of depreciation)	35,203	40,190	74,339	59,344
Cost of goods sold (exclusive of depreciation)—related party	4,555	4,324	10,254	10,335
Total Cost of goods sold (exclusive of depreciation)	39,758	44,514	84,593	69,679

Selling, general and administrative expenses	5,291	3,732	10,239	7,487
Selling, general and administrative expenses—related party	1,151	1,180	2,662	2,485
Total Selling, general and administrative expenses	6,442	4,912	12,901	9,972

Depreciation expense	15,513	12,648	30,891	18,732
Income from operations before interest expense, other income and income tax expense	(5,435)	17,494	(2,166)	18,930
Interest expense	9,973	1,785	18,765	4,291
Interest expense—related party	51	51	102	101
Gain (loss) on disposition of fixed assets	(26)	(1,982)	(448)	5
Other income (expense)	(9)	30	13	121
Income (loss) from operations before tax expense	(15,494)	13,706	(21,468)	14,664
Income tax expense	(47)	228	33	293
Net income (loss)	$(15,447)	$13,478	$(21,501)	$14,371
Earnings per limited partner unit:
Common unit (basic and diluted)	$(0.18)	$0.16	$(0.25)	$0.17
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	86,343,329	86,997,590	84,927,218
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Partners’ Capital
Six-Months Ended June 30, 2016 and 2015
(Unaudited)(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, December 31, 2014	83,495,372	$188,064	$188,064
Distributions	—	(5,775)	(5,775)
Distributions—Related Party	—	(21,778)	(21,778)
Capital Contribution	3,502,218	60,000	60,000
Net income	—	14,371	14,371
Balance, June 30, 2015	86,997,590	$234,882	$234,882

Balance, December 31, 2015	86,997,590	$236,863	$236,863
Distributions	—	(6,650)	(6,650)
Distributions—Related Party	—	(26,409)	(26,409)
Net income (loss)	—	(21,501)	(21,501)
Balance, June 30, 2016	86,997,590	$182,303	$182,303
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Six-Months Ended June 30, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Six-Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(21,501)	$14,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30,891	18,732
Amortization of debt issuance costs	2,092	1,727
Deferred income tax expense	81	295
(Gain) loss on disposition of fixed assets	448	(5)
Decrease (increase) in:
Accounts receivable	12,357	(4,758)
Accounts receivable – related party	4,609	(612)
Inventories	1,886	1,250
Advances due from related party	(12)	73
Other non-current assets, other current assets and prepaid expenses	19	2,965
Increase (decrease) in:
Accounts payable	(3,393)	721
Accounts payable – related party	1,038	2,450
Other payables, accruals, and current liabilities	325	(2,147)
Accrued interest	559	(8,142)
Accrued interest – related party	101	(119)
Net cash provided by operating activities	29,500	26,801
Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,849)	(146,664)
Proceeds from sale of scrap equipment	19	2,492
Net cash provided by (used in) investing activities	(2,830)	(144,172)
Cash flows from financing activities:
Proceeds from revolving credit facility	10,000	40,000
Repayment of debt	(12,240)	(1,990)
Cash contributions by member	—	60,000
Debt issuance costs	(1,206)	(4,118)
Remittance of cash to OCI USA for transferred trade receivables	(63)	(163)
Distributions to Unitholders	(5,600)	(5,775)
Distributions to Unitholders – related party	(22,239)	(21,778)
Net cash provided by (used in) financing activities	(31,348)	66,176
Net increase (decrease) in cash and cash equivalents	(4,678)	(51,195)
Cash and cash equivalents, beginning of period	13,238	71,810
Cash and cash equivalents, end of period	$8,560	$20,615
Supplemental cash disclosures:
Cash paid during the period for income taxes	$100	$1,200
Cash paid during the period for interest, net of amount capitalized	16,096	2,317
Cash paid during the period for interest, net of amount capitalized – related party	—	220
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$2,223	$63,495
Accruals of property, plant and equipment purchases – related party	—	11,228
Noncash settlement of accrued interest – related party	304	0
Capitalized interest	—	8,389
Distribution to Unitholders payable	1,050	—
Distribution to Unitholder payable – related party	4,170	—
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
OCI Beaumont LLC (“OCIB”) is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 for $26,500. OCI N.V. (“OCI”), a Dutch public limited liability company, which is the ultimate parent for a group of related entities, through its subsidiaries, is a global producer of natural gas-based fertilizers and chemicals. OCI is listed on the NYSE Euronext Amsterdam and trades under the symbol “OCI.”
On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF Industries Holdings, Inc.’s (NYSE: CF) ("CF") global assets in a transaction (the “CF-OCI Combination Transaction”). On May 22, 2016, OCI and CF entered into a Termination Agreement, dated as of May 22, 2016 (the "Termination Agreement"), under which OCI and CF agreed to terminate the CF-OCI Combination Transaction, by mutual written consent. Pursuant to the Termination Agreement, CF paid OCI a termination fee of $150,000 in cash. OCI and CF also agreed to release each other from any and all claims, actions, obligations, liabilities, expenses and fees in connection with, arising out of or related to the CF-OCI Combination Transaction.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2015 filed with the SEC on March 24, 2016. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of June 30, 2016, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six-months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other reporting period.

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

Note 3 — Inventories
As of June 30, 2016 and December 31, 2015, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
Ammonia	$1,989	$2,982
Methanol	2,099	2,992
Total	$4,088	$5,974

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 4 — Property, Plant and Equipment

	As of
	June 30, 2016	December 31, 2015
Land	$3,371	$3,371
Furniture and Fixtures	604	423
Plant and equipment	762,719	759,209
Vehicles	55	118
Buildings	14,685	14,612
Construction in progress	2,833	2,735
	784,267	780,468
Less: accumulated depreciation	136,453	105,769
	$647,814	$674,699

Note 5 — Debt
(a) Debt – Related Party
On August 20, 2013, OCIB entered into a $40,000 intercompany revolving facility agreement with OCI Fertilizer International B.V. (“OCI Fertilizer”) (the “Intercompany Revolving Facility”), with a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI Fertilizer under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. Due to the $25,000 of borrowings outstanding under the Revolving Credit Facility, we have $15,000 available to us under the Intercompany Revolving Facility. As of June 30, 2016, OCIB has no amounts drawn under the Intercompany Revolving Facility.
On September 15, 2013, three separate intercompany loan agreements between OCIB and OCI Fertilizer were replaced with an intercompany term facility agreement with OCI Fertilizer (the “Intercompany Term Facility”), with a borrowing capacity of $200,000 and a maturity date of January 20, 2020. On November 27, 2013, OCIB utilized the funds borrowed under the Incremental Term Loan (see note 5(b)) to repay amounts owing under the Intercompany Term Facility and entered into Amendment No. 1 to the Intercompany Term Facility (the “Intercompany Term Amendment”). Under the terms of the Intercompany Term Amendment, the borrowing capacity under the Intercompany Term Facility was reduced to $100,000. Borrowings under the Intercompany Term Facility are subordinated to the Term B-3 Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B-3 Loans discussed in note 5(b) plus (ii) 0.25%. As of June 30, 2016, OCIB has no amounts drawn under the Intercompany Term Facility.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

(b) Debt – Third Party

	June 30, 2016	Interest Rate	Interest Rate as of June 30, 2016	Maturity Date
Revolving Credit Facility	$25,000	3.50% + LIBOR	4.13%	March 31, 2017
Less: Unamortized Debt Issue Costs	22
Revolving Credit Facility, Net	$24,978

	June 30, 2016	Interest Rate	Interest Rate as of June 30, 2016	Maturity Date
Term Loan B Credit Facility	$438,545	6.75% + Adjusted LIBOR	7.75%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	14,685
Term Loan Facility, Net	$419,380

	December 31, 2015	Interest Rate	Interest Rate as of December 31, 2015	Maturity Date
Revolving Credit Facility	$25,000	2.75% + LIBOR	3.34%	March 12, 2016
Less: Unamortized Debt Issue Costs	72
Revolving Credit Facility, Net	$24,928

	December 31, 2015	Interest Rate	Interest Rate as of December 31, 2015	Maturity Date
Term Loan B Credit Facility	$440,785	5.50% + Adjusted LIBOR	6.50%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	15,520
Term Loan Facility, Net	$420,785

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Term Loan B Credit Facility and Amendments Thereto
On August 20, 2013, OCIB and OCI USA Inc. (“OCI USA”) entered into a $360,000 senior secured term loan facility agreement (as amended, supplemented or restated from time to time, the “Term Loan B Credit Facility”) with a syndicate of lenders, comprised of two tranches of term debt in the amounts of $125,000 (the “Term B-1 Loan”) and $235,000 (the “Term B-2 Loan” and together with the Term B-1 Loan, the “Term B Loans”), respectively.
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
Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2016	2,240
2017	4,480
2018	4,480
2019	427,345
Total	$438,545

The Term B-3 Loans, as well as related fees and expenses, are unconditionally guaranteed by OCI USA, the Partnership and certain of its future subsidiaries other than OCIB. The Term B-3 Loans, and related fees and expenses, are secured by a first priority lien on substantially all of OCIB’s and the Partnership's assets (OCI USA does not provide any security with its guarantee).

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
In addition, as of June 30, 2016, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending June 30, 2016, 4.25 to 1.00, (b) in the fiscal quarter ending September 30, 2016, 4.75 to 1.00, (c) in the fiscal quarters ending December 31, 2016 and March 31, 2017, 5.00 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) in the fiscal quarter ending June 30, 2016, 3.00 to 1.00, (b) in the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017, 2.50 to 1.00 and (c) each fiscal quarter ending thereafter, 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending June 30, 2016, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Term Loan B Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Term Loan B Credit Facility) in computing the aforementioned ratios. As of June 30, 2016, OCIB’s consolidated senior secured net leverage ratio was 3.65 to 1.00, and its consolidated interest coverage ratio was 3.76 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.
The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of June 30, 2016, the Partnership was in compliance with all these covenants. Due primarily to decreases in average sales prices, management believes we may not be in compliance with certain covenants as of September 30, 2016 and will likely not be in compliance with certain covenants as of December 31, 2016 and thereafter. We expect to explore multiple options to prevent or remediate such noncompliance, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities.
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
Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 3.50% or a base rate plus a margin of 2.50%. OCIB also pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more that $20,000 in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment. As of June 30, 2016, OCIB had $25,000 outstanding under the Revolving Credit Facility.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of June 30, 2016, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending June 30, 2016, 4.25 to 1.00, (b) in the fiscal quarter ending September 30, 2016, 4.75 to 1.00, (c) in the fiscal quarters ending December 31, 2016 and March 31, 2017, 5.00 to 1.00 and (d) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) in the fiscal quarter ending June 30, 2016, 3.00 to 1.00, (b) in the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017, 2.50 to 1.00 and (c) each fiscal quarter ending thereafter, 5.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending June 30, 2016, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Revolving Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) in computing the aforementioned ratios. As of June 30, 2016, OCIB’s consolidated senior secured net leverage ratio was 3.65 to 1.00, and its consolidated interest coverage ratio was 3.76 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated.
The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of June 30, 2016, the Partnership was in compliance with all of these covenants. Due primarily to decreases in average sales prices, management believes we may not be in compliance with certain covenants as of September 30, 2016 and will likely not be in compliance with certain covenants as of December 31, 2016 and thereafter. We expect to explore multiple options to prevent or remediate such noncompliance, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities.
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
All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $1,018 and $1,980 during the three and six-month periods ended June 30, 2016, respectively, compared to $847 and $1,546 during the three and six-month periods ended June 30, 2015, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.
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
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $8 and $112 during the three and six-month periods ended June 30, 2016, respectively, compared to $31 and $181 during the three and six-month periods ended June 30, 2015, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

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
The following table represents the effect of related party transactions on the unaudited condensed consolidated results of operations for the three and six-month periods ended June 30, 2016 and 2015:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,818	$612	$7,747	$612
Cost of goods sold (exclusive of depreciation)	4,555	4,324	10,254	10,335
Selling, general and administrative expenses (1)	1,151	1,180	2,662	2,485
Interest expense	51	51	102	101

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
OCI GP LLC	$820	$831	$1,849	$1,834
OCI Nitrogen B.V.	13	0	13	18
OCI Personnel B.V.	108	150	294	312
Contrack International Inc.	170	195	422	303
OCI Fertilizer B.V.	40	4	40	18
OCI Fertilizers Trade & Supply B.V.	0	0	44	0
Total selling, general and administrative expenses – related party	1,151	1,180	2,662	2,485
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
We incurred costs under this contract, payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership in the amount of $5,375 and $12,103 during the three and six-month periods ended June 30, 2016, respectively, as compared to $5,155 and $12,169 during the three and six-month periods ended June 30, 2015, respectively. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

depreciation) and the remaining amounts incurred were included in selling, general and administrative expense. During the three and six-month periods ended June 30, 2016, $4,555 and $10,254, respectively, were recorded in costs of goods sold (exclusive of depreciation) and $820 and $1,849, respectively, were recorded in selling, general and administrative expense. During the three and six-month periods ended June 30, 2015, $4,324 and $10,335, respectively, were recorded in costs of goods sold (exclusive of depreciation) and $831 and $1,834, respectively, were recorded in selling, general and administrative expense. Accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $3,199 and $1,522 as of June 30, 2016 and December 31, 2015, respectively.
As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, (iv) OCI Fertilizer B.V., an indirect, wholly-owned subsidiary of OCI, and (v) OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $331 and $813 during the three and six-month periods ended June 30, 2016, respectively, as compared to $349 and $651 during the three and six-month periods ended June 30, 2015, respectively. Accounts payable – related party includes amounts incurred but unpaid to the aforementioned parties of $1,060 and $1,394 as of June 30, 2016 and December 31, 2015, respectively.
Distributions and Payments to OCI USA and Its Affiliates
Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the three and six-months ended June 30, 2016, we remitted $160 and $367, respectively, of the collections of the transferred trade receivables to OCI USA, as compared to $63 and $163 during the three and six-months ended June 30, 2015, respectively.
On June 30, 2016, OCIB entered into a non-cash settlement agreement with OCI USA and OCI Fertilizer to settle $304 of the accrued interest – related party due to OCI Fertilizer in relation to the commitment fee on the unused portion of the Intercompany Revolving Facility. As a result of this settlement agreement, OCIB incurred $304 of accounts payable – related party due to OCI USA.
Accounts payable – related party includes amounts incurred but unpaid to OCI USA of $9,644 and $9,707 as of June 30, 2016 and December 31, 2015, respectively.
Intercompany Revolving Facility and Intercompany Term Facility
As indicated above in note 5(a), OCIB recorded interest expense – related party of $51 and $102 during the three and six-month periods ended June 30, 2016, respectively, as compared to $51 and $101 during the three and six-month periods ended June 30, 2015, respectively, in relation to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer. Accrued interest – related party includes amounts incurred but unpaid to OCI Fertilizer of $0 and $203 as of June 30, 2016 and December 31, 2015, respectively.
Construction Agreement with Orascom E&C USA Inc.
In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc. (“Orascom E&C”), an affiliate of OCI, pursuant to which Orascom E&C undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, a technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for the management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C. The agreement did not provide for the imposition of liquidated or consequential damages. Amounts (including the fixed fee) incurred under the Construction Contract were $2,507 and $239 during the three and six-month periods ended June 30, 2015, respectively. All amounts incurred under this contact were capitalized into construction in progress, which is a component of property plant and equipment shown in the unaudited condensed consolidated balance sheet. No amounts were incurred under

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

the Construction Contract during the three and six-month periods ended June 30, 2016. We had no amounts due to Orascom E&C as of June 30, 2016 and December 31, 2015.
Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties.  During the three and six-months ended June 30, 2016, we had related party sales of $1,818 and $4,482, respectively, for the sale of Ammonia to OCI Fertilizers USA. We had $612 of related party sales during both the three and six-months ended June 30, 2015. Accounts Receivable – related party includes amounts due from OCI Fertilizer USA of $571 and $660 as of June 30, 2016 and December 31, 2015, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V., an international trader of ammonia, to supply OCI Fertilizers Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply B.V. purchases the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the three and six-months ended June 30, 2016, we had related party sales of $0 and $3,265, respectively, for the sale of Ammonia to OCI Fertilizer Trade & Supply B.V. We had no related party sales during the three and six-months ended June 30, 2015. Accounts Receivable – related party includes amounts due from OCI Fertilizer Trade & Supply B.V. of $0 and $4,208 as of June 30, 2016 and December 31, 2015, respectively.
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

Note 7 — Significant Customers
During the three and six-month periods ended June 30, 2016 and 2015, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended June 30, 2016	Three-Months Ended June 30, 2015
Methanex	32%	25%
Koch (1)	25%	25%
Rentech	13%	16%

Customer name	Six-Months Ended June 30, 2016	Six-Months Ended June 30, 2015
Methanex	30%	19%
Koch (1)	27%	21%
Rentech	14%	20%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Nitrogen, LLC and Koch Methanol, LLC.
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

Note 9 — Fair Value
The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of June 30, 2016. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of June 30, 2016 and December 31, 2015.

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
On October 30, 2014, we received notice of a lawsuit filed by the employee of a delivery contractor, in the United States District Court for the Eastern District of Texas, Beaumont Division, at Cause No. 1:15-cv-0002. Plaintiff alleged injuries from his delivery of acid to OCIB’s Beaumont plant. He claimed that OCIB was negligent in failing to properly inspect and maintain the premises, and to provide a safe place to work. On April 6, 2016 we settled the case and the matter is covered under a general liability insurance policy (subject to a deductible and a reservation of rights). On March 31, 2016 we recorded $150 of expense in our condensed consolidated financial statements, which is the amount equivalent to our deductible.
The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three-months ended June 30, 2016 and June 30, 2015.

Note 11 — Earnings per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(15,447)	$13,478	$(21,501)	$14,371
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	86,343,329	86,997,590	84,927,218
Basic and diluted net income (loss) per limited partner unit	$(0.18)	$0.16	$(0.25)	$0.17

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 12 — Distributions
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
Fourth Quarter, ended December 31, 2014	$0.33	$27,553	March 26, 2015	April 10, 2015
First Quarter, ended March 31, 2015(2)	$—	$—	—	—
Second Quarter, ended June 30, 2015(3)	$—	$—	—	—
Third Quarter, ended September 30, 2015	$0.41	$35,669	November 30, 2015	December 17, 2015
Fourth Quarter, ended December 31, 2015	$0.32	$27,839	March 30, 2016	April 8, 2016
First Quarter, ended March 31, 2016	$0.06	$5,220	June 24, 2016	July 8, 2016
Second Quarter, ended June 30, 2016(4)	$—	$—	—	—

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	No distribution was declared for the three-months ended March 31, 2015.

(3)	No distribution was declared for the three-months ended June 30, 2015.

(4)	No distribution was declared for the three-months ended June 30, 2016.

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

•	risks relating to our relationships with OCI or its affiliates, including competition from Natgasoline LLC, which is building a new methanol plant in Beaumont, Texas;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our lack of contracts that provide for minimum commitments from our customers;

•	the cyclical nature of our business;

•	expected demand for methanol, ammonia and their derivatives;

•	expected methanol, ammonia and energy prices;

•	anticipated methanol and ammonia production rates at our plant;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

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

Termination of the CF-OCI Combination Transaction
On August 6, 2015, OCI announced that it had entered into a definitive agreement to combine its North American, European and Global Distribution businesses with CF’s (NYSE: CF) ("CF") global assets in a transaction (the “CF-OCI Combination Transaction”). On May 22, 2016, OCI and CF entered into a Termination Agreement, dated as of May 22, 2016 (the "Termination Agreement"), under which OCI and CF agreed to terminate the CF-OCI Combination Transaction, by mutual written consent. Pursuant to the Termination Agreement, CF paid OCI a termination fee of $150.0 million in cash. OCI and CF also agreed to release each other from any and all claims, actions, obligations, liabilities, expenses and fees in connection with, arising out of or related to the CF-OCI Combination Transaction.
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
Historically, demand for methanol in chemical derivatives has been closely correlated to levels of global economic activity, energy prices and industrial production. Because methanol derivatives are used extensively in the building industry, demand for these derivatives rises and falls with building and construction cycles, as well as the level of production of wood products, housing starts, refurbishments and related customer spending. Demand for methanol is also affected by automobile production, durable goods production, industrial investment and environmental and health trends. Methanol is predominately produced from natural gas, but is also produced from coal, particularly in China. Lower natural gas prices and improving economic conditions have resulted in an increase in methanol supply in the United States.
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
Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of June 30, 2016. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached ten-year lows at the beginning of 2015.
For the three-months ended June 30, 2016, natural gas feedstock costs represented approximately 44% of our cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation) – related party (“Total Cost of Goods Sold (exclusive of depreciation)”) as compared to 49% during the three-months ended June 30, 2015. During the three-months ended June 30, 2016, we spent approximately $17.5 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.13, as compared to approximately $22.0 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.87 during the three-months ended June 30, 2015.
For the six-months ended June 30, 2016, natural gas feedstock costs represented approximately 46% of our Total Cost of Goods Sold (exclusive of depreciation) as compared to 43% during the six-months ended June 30, 2015. During the six-months ended June 30, 2016, we spent approximately $39.1 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.13, as compared to approximately $30.2 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.94 during the six-months ended June 30, 2015.
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We currently source natural gas from Kinder Morgan and Houston Pipe Line Company. In addition, our facility is connected to a natural gas pipeline owned by Florida Gas Transmission. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.
According to the Short-Term Energy Outlook published by the Energy Information Administration (the "EIA") in July 2016, the Henry Hub natural gas spot price is expected to average $2.36 MMBtu during 2016 and $2.95 MMBtu in 2017. The EIA projects that U.S. total natural gas consumption will increase 1.6% in 2016 and 1.6% in 2017. The growth is largely driven by demand in the industrial sectors as new projects in the fertilizer and chemical sectors come online. During the same time period, U.S. natural gas production is expected to increase by approximately 1.0% in 2016 and 2.4% in 2017. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.

Key Operational Factors
Product Sales Contracts
We are party to methanol sales contracts with several customers, including but not limited to Methanex, Koch Methanol LLC, ExxonMobil Global Services Company and Arkema Inc. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the six-months ended June 30, 2016, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 30% and 18%, respectively, of our revenues and revenues – related party (“Total Revenues”).
We are party to ammonia sales contracts with several customers, including but not limited to Rentech and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge and pipeline. The payment terms under our ammonia sales contacts are net 30 days. For the six-months ended June 30, 2016, ammonia sales contracts with Rentech and Koch Nitrogen International Sarl accounted for approximately 14% and 9%, respectively, of our Total Revenues.
During the six-months ended June 30, 2016, we delivered approximately 55% of our total sales by barge, 37% of our total sales by pipeline, 4% of our total sales through our methanol truck loading facility, and approximately 4% of our sales through our ammonia truck loading facility.
Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of June 30, 2016, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $300,000 to $400,000 per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
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
Capacity Utilization
During the three-months ended June 30, 2016, our ammonia and methanol production units were in operation for 86 days and 74 days, respectively. During the three-months ended June 30, 2016, an underground cooling water line leakage caused unplanned downtime of approximately 5 days in the ammonia production unit and approximately 8.5 days in the methanol production unit. We also took our methanol production unit off-line for approximately 8.5 days during the second quarter of 2016 in order to make repairs to our reformer. During the three-months ended June 30, 2015 our ammonia and methanol production units were in operation for 79 days and 67 days, respectively. During the three-months ended June 30, 2015, our ammonia and methanol production units were shut down for 8 days and 21 days, respectively, in order to complete the debottlenecking project.
We produced approximately 75,074 metric tons of ammonia and approximately 174,425 metric tons of methanol during the three-months ended June 30, 2016, representing capacity utilization rates of 91% and 77% for the ammonia and methanol production units, respectively, as compared to production of approximately 62,630 metric tons of ammonia and 157,662 metric tons of methanol during the three-months ended June 30, 2015, representing capacity utilization rates of 83% and 90% for the ammonia and methanol production units, respectively (excluding planned downtime associated with the debottlenecking project). Capacity utilization rates for the methanol production unit were lower during the second quarter of 2016 due to the downtime associated with the repairs to the reformer and the underground cooling water line leakage.
During the six-months ended June 30, 2016, our ammonia and methanol production units were in operation for 177 days and 164 days, respectively. During the six-months ended June 30, 2016, we experienced only 6 hours of downtime in the ammonia production unit during the first quarter of 2016 and the remaining downtime for both production units occurred during the second quarter of 2016, as explained above. During the six-months ended June 30, 2015 our ammonia and methanol production units were in operation for 106 days and 96 days, respectively. During the six-months ended June 30, 2015, our ammonia and methanol production units were shut down for 71 and 82 days, respectively, in order to complete the debottlenecking project.
We produced approximately 163,374 metric tons of ammonia and approximately 399,182 metric tons of methanol during the six-months ended June 30, 2016, representing capacity utilization rates of 99% and 88% for the ammonia and methanol production units, respectively, as compared to production of approximately 83,824 metric tons of ammonia and 214,627 metric tons of methanol during the six-months ended June 30, 2015, representing capacity utilization rates of 88% and 91% for the ammonia and methanol production units, respectively (excluding planned downtime associated with the debottlenecking project).
EBITDA
EBITDA is defined as net income (loss) plus (i) interest expense and other financing costs (ii) income tax expense and (iii) depreciation expense. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the three and six-months ended June 30, 2016 and 2015. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and capacity utilization rates.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income (loss)	$(15,447)	$13,478	$(21,501)	$14,371
Add:
Interest expense	9,973	1,785	18,765	4,291
Interest expense – related party	51	51	102	101
Income tax expense	(47)	228	33	293
Depreciation expense	15,513	12,648	30,891	18,732
EBITDA	$10,043	$28,190	$28,290	$37,788

	Production (in tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Ammonia	75,074	62,630	91%	83%	$2.13	$2.87
Methanol	174,425	157,662	77%	90%	$2.13	$2.87
	Six-Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Ammonia	163,374	83,824	99%	88%	$2.13	$2.94
Methanol	399,182	214,627	88%	91%	$2.13	$2.94

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

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2015:
Revenues

	For the Three-Months Ended June 30,
	2016	2015
	(in thousands)
Total revenues	$56,278	$79,568

	For the Three-Months Ended June 30, 2016		For the Three-Months Ended June 30, 2015
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	69.9	$21,062	49.1	$21,930
Methanol	183.3	35,210	158.9	57,563
Other	—	6	—	75
Total	253.2	$56,278	208.0	$79,568

Our Total Revenues were approximately $56.3 million for the three-months ended June 30, 2016 compared to approximately $80.0 million for the three-months ended June 30, 2015. Our methanol revenues were approximately $35.2 million for the three-months ended June 30, 2016 compared to approximately $57.6 million for the three-months ended June 30, 2015, which represents a decrease of 39%. The decrease in methanol revenue is due to the corresponding decrease in methanol sales prices. Our ammonia revenues were approximately $21.1 million for the three-months ended June 30, 2016 compared to approximately $21.9 million for the three-months ended June 30, 2015, which represents a decrease of 4%. The decrease in ammonia revenue is due to the corresponding decrease in ammonia sales prices.
We sold approximately 183,274 metric tons of methanol during the three-months ended June 30, 2016 compared to approximately 158,917 metric tons of methanol during the three-months ended June 30, 2015, which represents an increase in sales volumes of 15%. The increase in sales volumes are due to the corresponding increase in production volumes, due to the capacity increase from our debottlenecking project. The average sales prices per metric ton for methanol during the three-months ended June 30, 2016 was $192.09 per metric ton compared to $362.26 per metric ton for the three-months ended June 30, 2015, which represents a decrease of 47%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. In addition, demand for methanol in energy related applications has decreased. Sales of methanol comprised approximately 63% of our Total Revenues for the three-months ended June 30, 2016 compared to 72% of our Total Revenues for the three-months ended June 30, 2015.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous six fiscal quarters.

	Average Methanol Sales Prices
	2016	2015
For the Three-Months Ended:
March 31	$189.19	$366.09
June 30	$192.09	$362.26
September 30	—	$329.72
December 31	—	$282.16

We sold approximately 69,905 metric tons of ammonia during the three-months ended June 30, 2016 compared to approximately 49,137 metric tons of ammonia during the three-months ended June 30, 2015, which represents an increase in sales volumes of 42%. The increase in sales volumes are due to the corresponding increase in production volumes, due to the capacity increase from our debottlenecking project. The average sales prices per metric ton for ammonia during the three-months ended June 30, 2016 was $301.32 per metric ton compared to $446.64 per metric ton for the three-months ended June 30, 2015, which represents a decrease of 33%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 37% of our Total Revenues for the three-months ended June 30, 2016 compared to 28% of our Total Revenues for the three-months ended June 30, 2015.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous six fiscal quarters.

	Average Ammonia Sales Prices
	2016	2015
For the Three-Months Ended:
March 31	$294.92	$509.21
June 30	$301.32	$446.64
September 30	—	$417.65
December 31	—	$377.75

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended June 30, 2016		For the Three-Months Ended June 30, 2015
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$17,463	43.9%	$21,990	49.4%
Hydrogen	$5,208	13.1	$5,177	11.6
Nitrogen	$2,807	7.1	$1,578	3.5
Maintenance	$5,511	13.9	$5,802	13.0
Labor	$4,421	11.1	$4,555	10.2
Other	$4,348	10.9	$5,412	12.2
Total	$39,758	100%	$44,514	100.0%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $39.8 million and 71% of Total Revenue for the three-months ended June 30, 2016, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $44.5 million and 56% of Total Revenue for the three-months ended June 30, 2015. The increase in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was primarily due to the decrease in Total Revenue. Our Total Revenues decreased by 30% for the three-months ended June 30, 2016 as compared to the three-months ended June 30, 2015 due to the decline in both methanol and ammonia average realized sales prices.

For the three-months ended June 30, 2016, natural gas feedstock costs represented approximately 44% of our Total Cost of Goods Sold (exclusive of depreciation) as compared to 49% during the three-months ended June 30, 2015. The decrease in our natural gas feedstock costs as a percentage of Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the decrease in our purchase price of natural gas. Our purchase price for natural gas decreased from an average of $2.87 per MMBtu for the three-months ended June 30, 2015 to an average of $2.13 per MMBtu for the three-months ended June 30, 2016, which represents a decrease of 26%.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous six fiscal quarters.

	Natural Gas Purchase Prices
	2016	2015
For the Three-Months Ended:
March 31	$2.13	$3.15
June 30	$2.13	$2.87
September 30	—	$2.88
December 31	—	$2.32
Depreciation Expense
Depreciation expense was approximately $15.5 million for the three-months ended June 30, 2016 compared to approximately $12.6 million for the three-months ended June 30, 2015, which represents an increase of 23%. This increase was due to the assets placed into service at the end of the second quarter of 2015 due to the completion of the debottlenecking project and turnaround.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $5.3 million for the three-months ended June 30, 2016 compared to approximately $3.7 million for the three-months ended June 30, 2015, which represents an increase of 43%. The increase in selling, general and administrative expenses was primarily due to an increase in property tax expenses.
Our selling, general and administrative expenses – related party were approximately $1.2 million for both the three-months ended June 30, 2016 and 2015.
Interest Expense
Interest expense was approximately $10.0 million for the three-months ended June 30, 2016 compared to $1.8 million for the three-months ended June 30, 2015. During the three-months ended June 30, 2016, interest expense was higher than the comparable period as a result of increased borrowings and amendments to our Term Loan B Credit Facility that resulted in higher interest rates. In addition, during the three-months ended June 30, 2016 and 2015, we capitalized $0 and $4.9 million, respectively, of interest expense. Capitalized interest was higher during the three-months ended June 30, 2015, due to the accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period.
Interest expense–related party was approximately $51,000 for both the three-months ended June 30, 2016 and 2015. Interest expense–related party relates to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”).
Gain (Loss) on Disposition of Fixed Assets
Gain (loss) on disposition of fixed assets was a loss of approximately $2.0 million for the three-months ended June 30, 2015 compared to a loss of approximately $26,000 on disposition of fixed assets during the three-months ended June 30, 2016. The loss during the three-months ended June 30, 2015 was due to the disposal of certain assets that were determined to be obsolete after the completion of the debottlenecking project.

THE RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2015:
Revenues

	For the Six-Months Ended June 30,
	2016	2015
	(in thousands)
Total revenues	$126,219	$117,313

	For the Six-Months Ended June 30, 2016		For the Six-Months Ended June 30, 2015
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	166.6	$49,581	84.6	$40,007
Methanol	402.2	76,624	211.9	76,966
Other	—	14	—	340
Total	568.8	$126,219	296.5	$117,313

Our Total Revenues were approximately $126.2 million for the six-months ended June 30, 2016 compared to approximately $117.3 million for the six-months ended June 30, 2015. Our methanol revenues were approximately $76.6 million for the six-months ended June 30, 2016 compared to approximately $77.0 million for the six-months ended June 30, 2015, which represents a decrease of 1%. Our ammonia revenues were approximately $49.6 million for the six-months ended June 30, 2016 compared to approximately $40.0 million for the six-months ended June 30, 2015, which represents an increase of 24%. Beginning in January 2015, our facility was shut down for 82 days in our methanol production unit and 71 days in our ammonia production unit in order to complete the debottlenecking project.
We sold approximately 402,214 metric tons of methanol during the six-months ended June 30, 2016 compared to 211,902 metric tons of produced methanol for the six-months ended June 30, 2015, which represents an increase in sales volumes of 90%. During the six-months ended June 30, 2015, our methanol facility was shut down for approximately 82 days in order to complete the debottlenecking project. We began start-up of the methanol production facility on April 22, 2015 and reached daily methanol production design capacity of 2,500 metric tons on May 23, 2015. The average sales prices per metric ton for methanol during the six-months ended June 30, 2016 was $190.51 per metric ton compared to $363.22 per metric ton for the six-months ended June 30, 2015, which represents a decrease of 48%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. In addition, demand for methanol in energy related applications has decreased. Sales of methanol comprised approximately 61% of our Total Revenues for the six-months ended June 30, 2016 compared to 66% of our Total Revenues for the six-months ended June 30, 2015.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous six fiscal quarters.

	Average Methanol Sales Prices
	2016	2015
For the Three-Months Ended:
March 31	$189.19	$366.09
June 30	$192.09	$362.26
September 30	—	$329.72
December 31	—	$282.16

We sold approximately 166,572 metric tons of ammonia during the six-months ended June 30, 2016 compared to approximately 84,572 metric tons of ammonia during the six-months ended June 30, 2015, which represents an increase in sales volumes of 97%. During the six-months ended June 30, 2015, our ammonia facility was shut down for approximately 71 days in order to complete the debottlenecking project. We began start-up of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. The average sales prices per metric ton for ammonia during the six-months ended June 30, 2016 was $297.61 per metric ton compared to $472.90 per metric ton for the six-months ended June 30, 2015, which represents a decrease of 37%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 39% of our Total Revenues for the six-months ended June 30, 2016 compared to 34% of our Total Revenues for the six-months ended June 30, 2015.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous six fiscal quarters.

	Average Ammonia Sales Prices
	2016	2015
For the Three-Months Ended:
March 31	$294.92	$509.21
June 30	$301.32	$446.64
September 30	—	$417.65
December 31	—	$377.75
Cost of Sales (exclusive of depreciation)

	For the Six-Months Ended June 30, 2016		For the Six-Months Ended June 30, 2015
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$39,126	46.3%	$30,222	43.4%
Hydrogen	$10,312	12.2	$8,849	12.7
Nitrogen	$5,641	6.7	$2,775	3.9
Maintenance	$9,796	11.6	$8,984	12.9
Labor	$8,583	10.1	$9,883	14.2
Other	$11,135	13.1	$8,966	12.9
Total	$84,593	100.0%	$69,679	100.0%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $84.6 million and 67% of Total Revenue for the six-months ended June 30, 2016 compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $69.7 million and 60% of Total Revenue for the six-months ended June 30, 2015. The increase in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was primarily due to increase in the volume of natural gas feedstock purchased. During the six-months ended June 30, 2016, we purchased approximately 18,348,000 MMBtu of natural gas feedstock for approximately $39.1 million, which equaled an average cost per MMBtu of approximately $2.13, as compared to approximately 10,300,000 MMBtu of natural gas feedstock for approximately $30.2 million, which equaled an average cost per MMBtu of approximately $2.94 during the six-months ended June 30, 2015. The increase in the volume of natural gas feedstock purchased was due to the increased in production capacity for both our methanol and ammonia production units due to the completion of the debottlenecking project.
Depreciation Expense
Depreciation expense was approximately $30.9 million for the six-months ended June 30, 2016 compared to approximately $18.7 million for the six-months ended June 30, 2015, which represents an increase of 65%. This increase was due to the assets placed into service at the end of the second quarter of 2015 due to the completion of the debottlenecking project and turnaround.

Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $10.2 million for the six-months ended June 30, 2016 compared to approximately $7.5 million for the six-months ended June 30, 2015, which represents an increase of 36%. The increase in selling, general and administrative expenses was primarily due to an increase in legal and professional fees and property tax expenses.
Our selling, general and administrative expenses – related party were approximately $2.7 million for the six-months ended June 30, 2016 compared to approximately $2.5 million for the six-months ended June 30, 2015, which represents an increase of 8%. The increase in selling, general and administrative expenses – related party was primarily due to an increase in officer's compensation.
Interest Expense
Interest expense was approximately $18.8 million for the six-months ended June 30, 2016 compared to $4.3 million for the six-months ended June 30, 2015. During the six-months ended June 30, 2016, interest expense was higher than the comparable period as a result of increased borrowings and amendments to our Term Loan B Credit Facility that resulted in higher interest rates. In addition, during the six-months ended June 30, 2016 and 2015, we capitalized $0 and $8.4 million, respectively, of interest expense. Capitalized interest was higher during the six-months ended June 30, 2015, due to the accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period.
Interest expense–related party was approximately $102,000 for the six-months ended June 30, 2016 compared to $101,000 for the six-months ended June 30, 2015. Interest expense–related party relates to the commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI Fertilizer International B.V. (“OCI Fertilizer”).

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
In the past, we have received waivers for, or entered into amendments to our Term Loan B Credit Facility and Revolving Credit Facility to address, certain noncompliance of financial and other covenants. Due primarily to decreases in average sales prices, management believes we may not be in compliance with certain covenants as of September 30, 2016 and will likely not be in compliance with certain covenants as of December 31, 2016 and thereafter. We expect to explore multiple options to prevent or remediate such noncompliance, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities. However, there is no assurance that we will be able to execute such prevention or remedial actions. If we are unable to execute the appropriate prevention or remedial actions, such noncompliance could result in an event of default under our credit facilities. Upon a default, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.
Depending on the needs of our business, we may for time to time seek to issue additional common units, incur additional debt, modify the terms of our existing debt, or otherwise refinance our existing debt. There can be no assurance that we will be able to do any of the foregoing on terms acceptable to us or at all.

Distributions
Under our current cash distribution policy, we intend to distribute 100% of the cash available for distribution that we generate each quarter. Cash available for distribution for each quarter will be determined by the board of directors of our general partner following the end of such quarter. Cash available for distribution is generally equal to EBITDA reduced for cash needed for (i) debt service requirements, (ii) maintenance and expansion capital expenditures which is composed of (a) capital expenditures and (b) reserves for scheduled turnaround expenses, (iii) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any, (iv) taxes and (v) rounding for distributions which reflects the positive or negative adjustment necessary to eliminate any fraction of a cent per unit on our declared cash distributions. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distributions or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. As such, cash available for distribution for each quarter will be determined by the board of directors of our general partner following the end of such quarter. Cash available for distribution is not a recognized term under GAAP. Cash available for distribution should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, cash available for distribution is not presented as, and should not be considered an alternative to, cash flows from operations or as a measure of liquidity. Cash available for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure. The below table provides a reconciliation of EBITDA and cash available for distribution to net income, the most directly comparable GAAP financial measure, for each of the periods indicated.

Three-Months Ended June 30, 2016
(in millions, except per unit data)
Reconciliation of Net income to EBITDA
Net income	(16)
Adjustments:
Add:
Interest expense	10
Interest expense – related party	—
Income tax expense	—
Depreciation expense	16
EBITDA	10
Reconciliation of EBITDA to Cash available for distribution
EBITDA	10
Adjustments:
Less:
Debt service (1)	10
Maintenance and expansion capital expenditures
Capital expenditures	2
Reserves for future turnarounds	1
Reserves for future operating or capital needs	(3)
Taxes	—
Rounding for distributions	—
Cash available for distribution	—
Actual cash distributions paid	—

(1)
Debt service is defined as (i) cash interest paid on long-term debt and revolving credit facilities, plus (ii) mandatory quarterly repayments equal to 0.25% of the sum of (a) the Existing Term B-3 Loans outstanding on the Term Loan Amendment No. 2 effective date and (b) the principal amount of the Incremental Term Loan No. 2, plus (iii) a 0.5% commitment fee on the unused portion of the $40.0 million Intercompany Revolving Credit Facility, plus (iv) a 1.4% commitment fee on the unused portion of the $40.0 million Revolving Credit Facility, plus (v) any up-front fees, transactions costs, etc. related to indebtedness. Debt service excludes amortization of deferred financing costs.

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
Credit Facilities
Described below are the credit facilities under which OCIB may draw extra liquidity as of June 30, 2016. Please read Item I—“Financial Statements”, note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.
Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of June 30, 2016, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of June 30, 2016, the principal outstanding under the Term Loan B Credit Facility was $438.5 million. Although we do not have any additional committed capacity from identified lenders or investors, as of June 30, 2016, we had capacity to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, or prevent or remediate such potential noncompliance discussed above, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.
Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of June 30, 2016, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. As a result of Revolving Credit Amendment No. 5 entered into on March 17, 2016, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 3.50% or a base rate plus a margin of 2.50%. OCIB pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more than $20.0 million in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment.

As of June 30, 2016, we had $15.0 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, or prevent or remediate such potential noncompliance discussed above, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of June 30, 2016, OCIB had $25.0 million outstanding under the Revolving Credit Facility.
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
OCIB's ability to borrow under the intercompany revolving credit facility with OCI Fertilizer is dependent on OCI's ability and willingness to loan money to OCIB under this facility. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our intercompany revolving credit facility, we may be unable to draw the full amount otherwise available to use under this facility.
Intercompany Term Facility
On September 15, 2013, OCIB entered into an intercompany term facility agreement (as amended on November 27, 2013, the “Intercompany Term Facility”) with OCI Fertilizer, which replaced three separate intercompany loan agreements between OCIB and OCI Fertilizer and provides OCIB with an aggregate borrowing capacity of up to $100.0 million (see note 5(a) – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As of June 30, 2016, OCIB had no borrowings outstanding under the Intercompany Term Facility. The Intercompany Term Facility matures on January 20, 2020 and borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility, plus (ii) 0.25%.
OCIB's ability to borrow under the intercompany term facility with OCI Fertilizer is dependent on OCI's ability and willingness to loan money to OCIB under this facility. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our intercompany term facility, we may be unable to draw the full amount otherwise available to use under this facility.
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
We recorded maintenance capital expenditures related to our capital spares project and other various small projects in the amount of approximately $2.6 million and $4.5 million for the three and six-months ended June 30, 2016, respectively. We recorded maintenance capital expenditures related to the turnaround and our capital spares project in the amount of approximately $16.7 million and $55.0 million for the three and six-months ended June 30, 2015, respectively. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2018.
We did not have any expansion capital expenditures during the three and six-month periods ended June 30, 2016 as compared to approximately $18.9 million and $123.6 million for the three and six-months ended June 30, 2015, respectively, for expenditures related to our budgeted capital projects. Please read “Our Debottlenecking Project” for total debottlenecking project expenditures.
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
Working capital at June 30, 2016 was a deficit of $45.4 million, consisting of $34.3 million in total current assets and $79.7 million in total current liabilities. Working capital at December 31, 2015 was a deficit of $16.5 million, consisting of $57.7 million in total current assets and $74.2 million in total current liabilities. The decrease in working capital as of June 30, 2016 was primarily due to a decrease in accounts receivable and accounts receivable — related party caused from a decline in both methanol and ammonia average realized sales prices.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Six-Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	29,500	26,801
Investing activities	(2,830)	(144,172)
Financing activities	(31,348)	66,176
Net increase (decrease) in cash and cash equivalents	(4,678)	(51,195)

Operating Activities
Net cash provided by operating activities for the six-months ended June 30, 2016 was approximately $29.5 million. We had a net loss of approximately $21.5 for the six-months ended June 30, 2016. During this period, we recorded depreciation expense of $30.9 million and amortization of debt issuance costs of $2.1 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $12.4 million during the six-months ended June 30, 2016. The decrease in accounts receivable is due to a decrease in our realized average ammonia and methanol sales prices. Accounts receivable – related party decreased by $4.6 million due to the expiration of our sales agreement with OCI Fertilizers Trade & Supply B.V. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Inventories decreased by $1.9 million due to an increase in sales volumes. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $3.4 million due to the settlement of obligations to our suppliers. Accounts payable – related party increased by $1.0 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.
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
Investing Activities
Net cash used in investing activities was approximately $2.8 million and $144.2 million, respectively, for the six-months ended June 30, 2016 and 2015. Net additions of property, plant, equipment and construction in progress were higher during the six-months ended June 30, 2015 as compared to the six-months ended June 30, 2016 due to expenditures associated with the debottlenecking project.

Financing Activities
Net cash used in financing activities was approximately $31.3 million for the six-months ended June 30, 2016. During the six-months ended June 30, 2016, we drew and subsequently repaid $10.0 million from the Revolving Credit Facility, we repaid borrowings of $2.2 million on the Term Loan B Credit Facility, paid cash distributions to unitholders of $27.8 and paid $1.2 million in deferred financing costs associated with Amendment No. 6 to the Term Loan B Credit Facility and Amendment No. 4 and 5 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.
Net cash provided by financing activities was approximately $66.2 million for the six-months ended June 30, 2015. During the six-months ended June 30, 2015, we drew $40.0 million from the Revolving Credit Facility, we repaid borrowings of $2.0 million on the Term Loan B Credit Facility, paid cash distributions to unitholders of $27.6 million and paid $4.1 million in deferred financing costs associated with Amendment No. 4 to the Term Loan B Credit Facility and Amendment No. 2 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information. We also received a capital contribution of $60.0 million from OCIP Holding, pursuant to the Intercompany Equity Commitment. Please read note 6 – Related-Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of June 30, 2016, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate plus 5.75%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB’s option, at LIBOR plus 3.50% per annum or the alternate base rate plus 2.50%. Interest on borrowings under the Intercompany Revolving Facility and the Intercompany Term Facility, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at June 30, 2016, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.9 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of June 30, 2016. We have supply agreements with Kinder Morgan, DCP Midstream, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of June 30, 2016, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of June 30, 2016, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of June 30, 2016, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report, except for the risk factor set forth below.

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

In the past, we have received waivers for, or entered into amendments to our Term Loan B Credit Facility and Revolving Credit Facility to address, certain noncompliance of financial and other covenants. Due primarily to decreases in average sales prices, management believes we may not be in compliance with certain covenants as of September 30, 2016 and will likely not be in compliance with certain covenants as of December 31, 2016. If we are unable to execute adequate prevention or remedial actions, such noncompliance could result in an event of default under our credit facilities. Upon a default, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation. In addition, we would be restricted in our ability to make future cash distributions to our unitholders while in default.
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

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: August 5, 2016	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)