Form 10-Q
period 2016-09-30
OCI Partners LP
filed 2016-11-07
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2016, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP
Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(Dollars in thousands, except per unit data)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,195	$13,238
Accounts receivable	22,884	28,554
Accounts receivable—related party	373	5,180
Inventories	4,877	5,974
Advances due from related parties	230	56
Other current assets and prepaid expenses	4,308	4,721
Total current assets	43,867	57,723
Property, plant, and equipment, net of accumulated depreciation of $151,698 and $105,769, respectively	635,481	674,699
Other non-current assets	1,039	1,188
Total assets	$680,387	$733,610
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$22,488	$19,363
Accounts payable—related party	13,642	12,624
Other payables and accruals	4,471	4,239
Revolving credit facility, net	—	24,928
Revolving credit facility—related party	35,000	—
Current maturities of the term loan facility	4,480	4,480
Accrued interest	4,001	3,416
Accrued interest—related party	143	203
Other current liabilities	3,876	4,975
Total current liabilities	88,101	74,228
Term loan facility, net	419,310	420,785
Other non-current liabilities	2,371	1,734
Total liabilities	509,782	496,747
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at September 30, 2016 and December 31, 2015	170,605	236,863
General partner’s interest	—	—
Total partners’ capital	170,605	236,863
Total liabilities and partners’ capital	$680,387	$733,610
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Operations
Three and Nine-Month Periods Ended September 30, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Revenues	$64,641	$100,402	$183,113	$217,103
Revenues—related party	1,435	3,281	9,182	3,893
Total Revenue	66,076	103,683	192,295	220,996

Cost of goods sold (exclusive of depreciation)	45,175	49,121	119,514	108,465
Cost of goods sold (exclusive of depreciation)—related party	3,075	2,988	13,329	13,323
Total Cost of goods sold (exclusive of depreciation)	48,250	52,109	132,843	121,788

Selling, general and administrative expenses	2,389	4,302	12,628	11,789
Selling, general and administrative expenses—related party	1,058	891	3,720	3,376
Total Selling, general and administrative expenses	3,447	5,193	16,348	15,165

Depreciation expense	15,253	15,547	46,144	34,279
Income from operations before interest expense, other income and income tax expense	(874)	30,834	(3,040)	49,764
Interest expense	10,104	7,278	28,869	11,569
Interest expense—related party	143	51	245	152
Gain (loss) on disposition of fixed assets	(4)	11	(451)	16
Other income (expense)	(16)	(20)	(5)	100
Income (loss) from operations before tax expense	(11,141)	23,496	(32,610)	38,159
Income tax expense	556	353	589	646
Net income (loss)	$(11,697)	$23,143	$(33,199)	$37,513
Earnings per limited partner unit:
Common unit (basic and diluted)	$(0.13)	$0.27	$(0.38)	$0.44
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	86,997,590	86,997,590	85,624,926
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Partners’ Capital
Nine-Months Ended September 30, 2016 and 2015
(Unaudited)(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, December 31, 2014	83,495,372	$188,064	$188,064
Distributions	—	(5,775)	(5,775)
Distributions—Related Party	—	(21,778)	(21,778)
Capital Contribution	3,502,218	60,000	60,000
Net income	—	37,513	37,513
Balance, September 30, 2015	86,997,590	$258,024	$258,024

Balance, December 31, 2015	86,997,590	$236,863	$236,863
Distributions	—	(6,650)	(6,650)
Distributions—Related Party	—	(26,409)	(26,409)
Net loss	—	(33,199)	(33,199)
Balance, September 30, 2016	86,997,590	$170,605	$170,605
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Nine-Months Ended September 30, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Nine-Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(33,199)	$37,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	46,144	34,279
Amortization of debt issuance costs	3,149	2,680
Deferred income tax expense	637	648
(Gain) loss on disposition of fixed assets	451	(16)
Decrease (increase) in:
Accounts receivable	5,670	10,136
Accounts receivable – related party	4,807	(1,319)
Inventories	1,097	446
Advances due from related party	(174)	79
Other non-current assets, other current assets and prepaid expenses	562	(2,137)
Increase (decrease) in:
Accounts payable	350	(2,120)
Accounts payable – related party	1,118	2,056
Other payables, accruals, and current liabilities	(853)	3,736
Accrued interest	585	(8,024)
Accrued interest – related party	244	(68)
Net cash provided by operating activities	30,588	77,889
Cash flows from investing activities:
Purchase of property, plant, and equipment	(4,621)	(221,619)
Proceeds from sale of scrap equipment	19	2,503
Net cash used in investing activities	(4,602)	(219,116)
Cash flows from financing activities:
Proceeds from revolving credit facility	27,000	40,000
Proceeds from term loan b credit facility	—	50,000
Proceeds from intercompany revolving credit facility	39,170	—
Repayment of debt	(55,360)	(18,110)
Repayment of debt – related party	(4,170)	—
Cash contributions by member	—	60,000
Debt issuance costs	(1,206)	(5,023)
Remittance of cash to OCI USA for transferred trade receivables	(404)	(222)
Distributions to Unitholders	(6,650)	(5,775)
Distributions to Unitholders – related party	(26,409)	(21,778)
Net cash provided by (used in) financing activities	(28,029)	99,092
Net decrease in cash and cash equivalents	(2,043)	(42,135)
Cash and cash equivalents, beginning of period	13,238	71,810
Cash and cash equivalents, end of period	$11,195	$29,675
Supplemental cash disclosures:
Cash paid during the period for income taxes	$100	$1,200
Cash paid during the period for interest, net of amount capitalized	25,105	8,327
Cash paid during the period for interest, net of amount capitalized – related party	—	220
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$3,373	$1,325
Noncash settlement of accrued interest – related party	304	—
Capitalized interest	—	8,586
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 1 — Business and Basis of Presentation
Description of Business
OCI Partners LP (the “Partnership,” “OCIP,” “we,” “us,” or “our”) is a Delaware limited partnership formed on February 7, 2013 whose focus is on the production, marketing and distribution of methanol and anhydrous ammonia. Our production facility is strategically located on the U.S. Gulf Coast near Beaumont, Texas and commenced full operations during August 2012. Our facility has pipeline connections to adjacent customers, port access with dedicated methanol and ammonia import/export jetties, allowing us to ship both products along the Gulf Coast, and truck loading facilities for both methanol and ammonia.
We are currently one of the larger merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. During 2015, we executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Actual daily production capacity will vary depending on operating conditions and other various factors.
OCI Beaumont LLC (“OCIB”) is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 for $26,500. OCI N.V. (“OCI”), a Dutch public limited liability company, which is the ultimate parent for a group of related entities, through its subsidiaries, is a global producer of natural gas-based fertilizers and chemicals. OCI is listed on the New York Stock Exchange ("NYSE") Euronext Amsterdam and trades under the symbol “OCI.”
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2015 filed with the SEC on March 24, 2016. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of September 30, 2016, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine-months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other reporting period.
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

Note 3 — Inventories
As of September 30, 2016 and December 31, 2015, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
Ammonia	$2,814	$2,982
Methanol	2,063	2,992
Total	$4,877	$5,974

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 4 — Property, Plant and Equipment

	As of
	September 30, 2016	December 31, 2015
Land	$3,371	$3,371
Furniture and Fixtures	604	423
Plant and equipment	762,708	759,209
Vehicles	55	118
Buildings	14,685	14,612
Construction in progress	5,756	2,735
	787,179	780,468
Less: accumulated depreciation	151,698	105,769
	$635,481	$674,699

Note 5 — Debt
(a) Debt – Related Party
On September 15, 2016, the intercompany revolving facility agreement between OCIB and OCI Fertilizer International B.V. (“OCI Fertilizer”) was terminated and replaced with an intercompany revolving facility agreement with OCI USA Inc. (the “Intercompany Revolving Facility”). OCI USA Inc. ("OCI USA") is an indirect, wholly-owned subsidiary of OCI. The Intercompany Revolving Facility has a borrowing capacity of $40,000 and a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Intercompany Revolving Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility) discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA under the Intercompany Revolving Facility on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. The Intercompany Revolving Facility is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of September 30, 2016, OCIB had $35,000 drawn under the Intercompany Revolving Facility.
On September 15, 2016, the intercompany loan agreement between OCIB and OCI Fertilizer was terminated and replaced with an intercompany term facility agreement with OCI USA (the “Intercompany Term Facility”). The Intercompany Term Facility has a borrowing capacity of $200,000 and a maturity date of January 20, 2020. The Borrowings under the Intercompany Term Facility are subordinated to the Term B-3 Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Intercompany Term Facility bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) discussed in note 5(b), plus (ii) 0.25%. As of September 30, 2016, OCIB has no amounts drawn under the Intercompany Term Facility.
OCIB's ability to borrow under the intercompany credit facilities with OCI USA is dependent on OCI's ability and willingness to loan money to OCIB under those facilities. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our intercompany credit facilities, we may be unable to draw the full amount otherwise available to use under those facilities.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

(b) Debt – Third Party

	September 30, 2016	Interest Rate	Interest Rate as of September 30, 2016	Maturity Date
Term Loan B Credit Facility	$437,425	6.75% + Adjusted LIBOR	7.75%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	13,635
Term Loan Facility, Net	$419,310

	December 31, 2015	Interest Rate	Interest Rate as of December 31, 2015	Maturity Date
Revolving Credit Facility	$25,000	2.75% + LIBOR	3.34%	March 12, 2016
Less: Unamortized Debt Issue Costs	72
Revolving Credit Facility, Net	$24,928

	December 31, 2015	Interest Rate	Interest Rate as of December 31, 2015	Maturity Date
Term Loan B Credit Facility	$440,785	5.50% + Adjusted LIBOR	6.50%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	15,520
Term Loan Facility, Net	$420,785

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Term Loan B Credit Facility and Amendments Thereto
On August 20, 2013, OCIB and OCI USA entered into a senior secured term loan facility agreement (as amended, supplemented or restated from time to time, the “Term Loan B Credit Facility”) with a syndicate of lenders. The Partnership subsequently became a party to the Term Loan B Credit Facility through a credit agreement joinder, dated as of October 18, 2013. After the payment in full of one tranche during October 2013 and prior to July 2015, the Term Loan B Credit Facility was comprised of two tranches of term debt in the amounts of $235,000 (the “Term B-2 Loan”) and $165,000 (the “Term B-3 Loan” and together with the Term B-2 Loan, the “Existing Term B Loans”), respectively.
On March 12, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 4 (“Term Loan Amendment No. 4”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto to (i) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending March 31, 2015, (ii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.50 for the quarters ending June 30, 2015 and September 30, 2015, (iii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending December 31, 2015, (iv) increase the interest rate margin on the outstanding term loans under the Term Loan B Facility such that OCIB may select an interest rate of (a) 4.50% above London Interbank Offered Rate ("LIBOR") for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.50% above the Base Rate for Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility), (v) applied a prepayment premium (A) with respect to any voluntary prepayment of the Existing Term B Loans (including in connection with the incurrence of refinancing indebtedness), of 3% of the principal amount of the Existing Term B Loans so prepaid on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof, and to par thereafter and (B) with respect to any amendment to the Term Loan B Credit Facility resulting in a Repricing Transaction (as defined in the Term Loan B Credit Facility), of 3% of the principal amount of the Existing Term B Loans so repriced on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof and to 1% after the second anniversary thereof but on or prior to the third anniversary thereof and to par thereafter and (vi) make certain technical changes to certain defined terms.
On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement (the “Incremental Term Loan Agreement”) with Bank of America, N.A., as administrative agent and lender thereunder, pursuant to which OCIB incurred an incremental term loan in the principal amount of $50,000 (the “Term B-4 Loan”) under the Term Loan B Credit Facility. The Term B-4 Loan has terms and provisions identical to the Existing Term B Loans, and the Term B-4 Loan and the Existing Term B Loans collectively comprise a single tranche of Term B Loans under the Term Loan B Credit Facility.
On October 16, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 5 and Waiver (“Term Loan Amendment No. 5”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 5 (i) increased the maximum consolidated senior secured net leverage ratio from 2.50 to 3.75 for the quarter ending September 30, 2015, (ii) increased the maximum consolidated senior secured net leverage ratio from 2.25 to 3.75 for the quarter ending December 31, 2015, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 3.75 for the quarter ending March 31, 2016, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.50 for the quarters ending September 30, 2015, December 31, 2015 and March 31, 2016, and (v) increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 5.50% above LIBOR for the Term B Tranche of LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 4.50% above the Base Rate for the Term B Tranche of Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility).

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 6 (“Term Loan Amendment No. 6”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 6 (i) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.25 for the quarter ending June 30, 2016, (ii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.75 for the quarter ending September 30, 2016, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 5.00 for the quarters ending December 31, 2016 and March 31, 2017, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.00 for the quarter ending June 30, 2016 and to 2.50 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017, and (v) increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 6.75% above LIBOR for the Term B Tranche of LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 5.75% above the Base Rate for the Term B Tranche of Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility.
The Term B Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B Loans are also subject to mandatory quarterly repayments equal to $1,120.
Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2016	1,120
2017	4,480
2018	4,480
2019	427,345
Total	$437,425

The Term B Loans, as well as related fees and expenses, are unconditionally guaranteed by OCI USA, the Partnership and certain of its future subsidiaries other than OCIB. The Term B Loans, and related fees and expenses, are secured by a first priority lien on substantially all of OCIB’s and the Partnership's assets (OCI USA does not provide any security with its guarantee).

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
In addition, as of September 30, 2016, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending September 30, 2016, 4.75 to 1.00, (b) in the fiscal quarters ending December 31, 2016 and March 31, 2017, 5.00 to 1.00 and (c) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 2.50 to 1.00, in the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017 and (b) 5.00 to 1.00, each fiscal quarter ending thereafter. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending September 30, 2016, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Term Loan B Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Term Loan B Credit Facility) in computing the aforementioned ratios. As of September 30, 2016, OCIB’s consolidated senior secured net leverage ratio was 4.60 to 1.00, and its consolidated interest coverage ratio was 2.57 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.
The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of September 30, 2016, the Partnership was in compliance with all these covenants. Due primarily to decreases in average sales prices, management believes we may not be in compliance with certain covenants as of December 31, 2016 and thereafter. We expect to explore multiple options to prevent or remediate such noncompliance, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities.
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
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 5 (“Revolving Credit Amendment No. 5”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 5 among other things (i) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.25 for the quarter ending June 30, 2016, (ii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.75 for the quarter ending September 30, 2016, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 5.00 for the quarters ending December 31, 2016 and March 31, 2017, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.00 for the quarter ending June 30, 2016 and to 2.50 for the quarters ending September 30, 2016 and December 31, 2016, (v) extended the maturity of the Revolving Credit Facility until March 31, 2017, (vi) increased the applicable margin by 0.75%, (vii) introduced specified liquidity targets to meet on a quarterly basis for each of the three quarters ending June 30, 2016, September 30, 2016 and December 31, 2016 (viii) imposed the requirement that OCIB repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more than $20,000 in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment and (ix) increased the applicable commitment fee to 1.40% per annum.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 3.50% or a base rate plus a margin of 2.50%. OCIB also pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more than $20,000 in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment. As of September 30, 2016, OCIB had no amounts outstanding under the Revolving Credit Facility.
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
Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of September 30, 2016, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending September 30, 2016, 4.75 to 1.00, (b) in the fiscal quarters ending December 31, 2016 and March 31, 2017, 5.00 to 1.00 and (c) each fiscal quarter ending thereafter, 1.75 to 1.00 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 2.50 to 1.00, in the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017 and (b) 5.00 to 1.00, each fiscal quarter ending thereafter. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending September 30, 2016, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Revolving Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) in computing the aforementioned ratios. As of September 30, 2016, OCIB’s consolidated senior secured net leverage ratio was 4.60 to 1.00, and its consolidated interest coverage ratio was 2.57 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated.
The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of September 30, 2016, the Partnership was in compliance with all of these covenants. Due primarily to decreases in average sales prices, management believes we may not be in compliance with certain covenants as of December 31, 2016 and thereafter. We expect to explore multiple options to prevent or remediate such noncompliance, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities.

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
(c) Debt Issuance Costs
Term Loan B Credit Facility and Amendments Thereto
The Term Loan Amendment No. 4 included a 0.75% consent fee of $2,963, a 0.25% arranger fee of $988, and $44 of other fees and expenses. The Incremental Term Loan Agreement included an arranger fee of $595, legal fees of $183, and $128 of other fees and expenses. The Term Loan Amendment No. 5 included an arranger fee of $500, legal fees of $64, and $13 of other fees and expenses. The Term Loan Amendment No. 6 included an amendment fee of $1,102, legal fees of $31, and $12 of other fees and expenses. OCIB recorded the debt issuance costs as a reduction of long-term debt in the accompanying unaudited condensed consolidated balance sheet.
All debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $1,049 and $3,029 during the three and nine-month periods ended September 30, 2016, respectively, compared to $921 and $2,467 during the three and nine-month periods ended September 30, 2015, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.
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
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $8 and $120 during the three and nine-month periods ended September 30, 2016, respectively, compared to $32 and $213 during the three and nine-month periods ended September 30, 2015, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

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
The following table represents the effect of related party transactions on the unaudited condensed consolidated results of operations for the three and nine-month periods ended September 30, 2016 and 2015:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,435	$3,281	$9,182	$3,893
Cost of goods sold (exclusive of depreciation)	3,075	2,988	13,329	13,323
Selling, general and administrative expenses (1)	1,058	891	3,720	3,376
Interest expense	143	51	245	152

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
OCI GP LLC	$758	$570	$2,607	$2,404
OCI Nitrogen B.V.	0	25	13	43
OCI Personnel B.V.	156	163	449	475
Contrack International Inc.	145	123	567	426
OCI Fertilizer B.V.	(1)	10	40	28
OCI Fertilizers Trade & Supply B.V.	0	0	44	0
Total selling, general and administrative expenses – related party	1,058	891	3,720	3,376
Our Agreements with OCI
Omnibus Agreement
On October 9, 2013, the Partnership entered into an omnibus agreement by and between the Partnership, OCI, OCI USA, OCI GP LLC and OCIB (the “Omnibus Agreement”). The Omnibus Agreement addresses certain aspects of the Partnership’s relationship with OCI and OCI USA, including: (i) certain indemnification obligations, (ii) the provision by OCI USA to the Partnership of certain services, including selling, general and administrative services and management and operating services relating to operating the Partnership’s business, (iii) the Partnership’s use of the name “OCI” and related marks and (iv) the allocation among the Partnership and OCI USA of certain tax attributes.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

We incurred costs under this contract, payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership in the amount of $3,832 and $15,935 during the three and nine-month periods ended September 30, 2016, respectively, as compared to $3,558 and $15,727 during the three and nine-month periods ended September 30, 2015, respectively. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation) and the remaining amounts incurred were included in selling, general and administrative expense. During the three and nine-month periods ended September 30, 2016, $3,075 and $13,329, respectively, were recorded in costs of goods sold (exclusive of depreciation) and $758 and $2,607, respectively, were recorded in selling, general and administrative expense. During the three and nine-month periods ended September 30, 2015, $2,988 and $13,323, respectively, were recorded in costs of goods sold (exclusive of depreciation) and $570 and $2,404, respectively, were recorded in selling, general and administrative expense. Accounts payable – related party include amounts incurred but unpaid to OCI GP LLC of $2,688 and $1,522 as of September 30, 2016 and December 31, 2015, respectively.
As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, (iv) OCI Fertilizer B.V., an indirect, wholly-owned subsidiary of OCI, and (v) OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $300 and $1,113 during the three and nine-month periods ended September 30, 2016, respectively, as compared to $322 and $972 during the three and nine-month periods ended September 30, 2015, respectively. Accounts payable – related party includes amounts incurred but unpaid to the aforementioned parties of $1,346 and $1,394 as of September 30, 2016 and December 31, 2015, respectively.
Distributions and Payments to OCI USA and Its Affiliates
Prior to the completion of the Partnership's initial public offering, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA, and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the three and nine-months ended September 30, 2016, we remitted $37 and $404, respectively, of the collections of the transferred trade receivables to OCI USA, as compared to $59 and $222 during the three and nine-months ended September 30, 2015, respectively.
On June 30, 2016, OCIB entered into a non-cash settlement agreement with OCI USA and OCI Fertilizer to settle $304 of the accrued interest – related party due to OCI Fertilizer in relation to the commitment fee on the unused portion of the intercompany revolving facility agreement between OCIB and OCI Fertilizer. As a result of this settlement agreement, OCIB incurred $304 of accounts payable – related party due to OCI USA.
Accounts payable – related party includes amounts incurred but unpaid to OCI USA of $9,607 and $9,707 as of September 30, 2016 and December 31, 2015, respectively.
Intercompany Revolving Facility
As indicated above in note 5(a), OCIB recorded interest expense – related party of $143 and $245 during the three and nine-month periods ended September 30, 2016, respectively, as compared to $51 and $152 during the three and nine-month periods ended September 30, 2015, respectively. Interest expense – related party relates to interest expense and a commitment fee on the unused portion of our Intercompany Revolving Facility. Accrued interest – related party includes amounts incurred but unpaid to OCI USA of $143 and $203 as of September 30, 2016 and December 31, 2015, respectively.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Construction Agreement with Orascom E&C USA Inc.
In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc. (“Orascom E&C”), an affiliate of OCI, pursuant to which Orascom E&C undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, a technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for the management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C. The agreement did not provide for the imposition of liquidated or consequential damages. Amounts (including the fixed fee) incurred under the Construction Contract were $0 and $953 during the three and nine-month periods ended September 30, 2015, respectively. All amounts incurred under this contact were capitalized into construction in progress, which is a component of property plant and equipment shown in the unaudited condensed consolidated balance sheet. No amounts were incurred under the Construction Contract during three and nine-month periods ended September 30, 2016. We had no amounts due to Orascom E&C as of September 30, 2016 and December 31, 2015.
Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties.  During the three and nine-months ended September 30, 2016, we had related party sales of $1,435 and $5,918, respectively, for the sale of Ammonia to OCI Fertilizers USA, as compared to $3,281 and $3,893 of related party sales during the three and nine-months ended September 30, 2015, respectively. Accounts Receivable – related party includes amounts due from OCI Fertilizer USA of $373 and $660 as of September 30, 2016 and December 31, 2015, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V., an international trader of ammonia, to supply OCI Fertilizers Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply B.V. purchases the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the three and nine-months ended September 30, 2016, we had related party sales of $0 and $3,265, respectively, for the sale of Ammonia to OCI Fertilizer Trade & Supply B.V. We had no related party sales for the sale of Ammonia to OCI Fertilizer Trade & Supply B.V during the three and nine-months ended September 30, 2015. Accounts Receivable – related party includes amounts due from OCI Fertilizer Trade & Supply B.V. of $0 and $4,208 as of September 30, 2016 and December 31, 2015, respectively.
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

Note 7 — Significant Customers
During the three and nine-month periods ended September 30, 2016 and 2015, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended September 30, 2016	Three-Months Ended September 30, 2015
Methanex	37%	29%
Koch (1)	21%	34%
PCI Nitrogen, LLC (fka Rentech)	12%	12%

Customer name	Nine-Months Ended September 30, 2016	Nine-Months Ended September 30, 2015
Methanex	33%	34%
Koch (1)	25%	26%
PCI Nitrogen, LLC (fka Rentech)	15%	19%
Lucite International	8%	11%

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Fertilizer, LLC and Koch Methanol, LLC.
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

Note 9 — Fair Value
The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of September 30, 2016. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of September 30, 2016 and December 31, 2015.

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
The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three-months ended September 30, 2016 and September 30, 2015.

Note 11 — Earnings per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(11,697)	$23,143	$(33,199)	$37,513
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	86,997,590	86,997,590	85,624,926
Basic and diluted net income (loss) per limited partner unit	$(0.13)	$0.27	$(0.38)	$0.44

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 12 — Distributions
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
Fourth Quarter, ended December 31, 2014	$0.33	$27,553	March 26, 2015	April 10, 2015
First Quarter, ended March 31, 2015(2)	$—	$—	—	—
Second Quarter, ended June 30, 2015(3)	$—	$—	—	—
Third Quarter, ended September 30, 2015	$0.41	$35,669	November 30, 2015	December 17, 2015
Fourth Quarter, ended December 31, 2015	$0.32	$27,839	March 30, 2016	April 8, 2016
First Quarter, ended March 31, 2016	$0.06	$5,219	June 24, 2016	July 8, 2016
Second Quarter, ended June 30, 2016(4)	$—	$—	—	—
Third Quarter, ended September 30, 2016(5)	$—	$—	—	—

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	No distribution was declared for the three-months ended March 31, 2015.

(3)	No distribution was declared for the three-months ended June 30, 2015.

(4)	No distribution was declared for the three-months ended June 30, 2016.

(5)	No distribution was declared for the three-months ended September 30, 2016.

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

•
intense competition from other methanol and ammonia producers, including announcements by other producers, including other OCI N.V. (“OCI”) affiliates, of their intentions to relocate, restart or construct methanol or ammonia plants in the Texas Gulf Coast region or elsewhere in the United States;

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

•
our reliance on natural gas delivered to us by our suppliers, including a subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”) and Houston Pipe Line Company, LP (“Houston Pipe Line Company”), a subsidiary of Energy Transfer Partners, L.P.;

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

•	our potential inability to obtain or renew permits;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of our products;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset and geographic diversification;

•	our dependence on a limited number of significant customers;

•	our ability to comply with employee safety laws and regulations;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	additional risks, compliance costs and liabilities from expansions or acquisitions;

•	our reliance on our senior management team;

•	the potential shortage of skilled labor or loss of key personnel;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	restrictions in our debt agreements, including those on our ability to distribute cash or conduct our business;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with New York Stock Exchange ("NYSE") corporate governance requirements;

•	control of our general partner by OCI;

•	the conflicts of interest faced by our senior management team, which manages both our business and the businesses of various affiliates of our general partner;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners under our partnership agreement;

•	the impact of proposed regulations issued by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury on our status as a partnership for U.S. federal income tax purposes; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.

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

OVERVIEW
We are a Delaware limited partnership formed in February 2013 whose focus is on the production, marketing and distribution of methanol and anhydrous ammonia. Our production facility is strategically located on the Texas Gulf Coast near Beaumont and commenced full operations during August 2012. Our facility has pipeline connections to adjacent customers, port access with dedicated methanol and ammonia import/export jetties, allowing us to ship both products along the Gulf Coast, and truck loading facilities for both methanol and ammonia.
We are currently one of the larger merchant methanol producers in the United States with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons. During 2015, we executed a debottlenecking project on our production facility that included a maintenance turnaround and environmental upgrades, which we collectively refer to as our “debottlenecking project.” This project increased our annual methanol production design capacity by 25% to approximately 912,500 metric tons and our annual ammonia production design capacity by 25% to approximately 331,000 metric tons. Actual daily production capacity will vary depending on operating conditions and other various factors.
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
Our depreciation expense has increased from the additional assets placed into service from our debottlenecking project. In addition, our production volumes and cost of goods sold are greater in subsequent periods following the completion of the debottlenecking project than in prior periods. Thus, our results of operations for periods prior to and after the completion of our debottlenecking project may not be comparable.
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
Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of September 30, 2016. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached ten-year lows at the beginning of 2015.
For the three-months ended September 30, 2016, natural gas feedstock costs represented approximately 60% of our cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation) – related party (“Total Cost of Goods Sold (exclusive of depreciation)”) as compared to 55% during the three-months ended September 30, 2015. During the three-months ended September 30, 2016, we spent approximately $29.0 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.88, as compared to approximately $28.8 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.88 during the three-months ended September 30, 2015.
For the nine-months ended September 30, 2016, natural gas feedstock costs represented approximately 51% of our Total Cost of Goods Sold (exclusive of depreciation) as compared to 48% during the nine-months ended September 30, 2015. During the nine-months ended September 30, 2016, we spent approximately $68 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $2.40, as compared to approximately $59 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.91 during the nine-months ended September 30, 2015.
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We currently source natural gas from Kinder Morgan and Houston Pipe Line Company. In addition, our facility is connected to a natural gas pipeline owned by Florida Gas Transmission Company, LLC ("Florida Gas Transmission"). We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.
According to the Short-term Energy Outlook published by the Energy Information Administration (the "EIA") in October 2016, the Henry Hub natural gas spot price are forecast to average $3.04 MMBtu during the fourth quarter of 2016 and $3.07 MMBtu in 2017. The EIA projects that U.S. total natural gas consumption will increase 1.6% in 2016 and 1.0% in 2017. The growth is largely driven by demand in the industrial sectors as new projects in the fertilizer and chemical sectors come online. During the same time period, U.S. natural gas production is expected to decrease by approximately 1.6% in 2016 and increase by approximately 4.8% in 2017. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.

Key Operational Factors
Product Sales Contracts
We are party to methanol sales contracts with several customers, including but not limited to Methanex Methanol Company LLC ("Methanex") and Koch Methanol LLC. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the nine-months ended September 30, 2016, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 33% and 17%, respectively, of our revenues and revenues – related party (“Total Revenues”).
We are party to ammonia sales contracts with several customers, including but not limited to PCI Nitrogen, LLC (formally known as Rentech) and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when transported by barge, pipeline, and our ammonia truck loading facility. The payment terms under our ammonia sales contacts are net 30 days. For the nine-months ended September 30, 2016, ammonia sales contracts with PCI Nitrogen, LLC accounted for approximately 15% of our Total Revenues.
During the nine-months ended September 30, 2016, we delivered approximately 55% of our total sales by barge, 38% of our total sales by pipeline, 4% of our total sales through our methanol truck loading facility, and approximately 3% of our sales through our ammonia truck loading facility.
Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the capacity utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of September 30, 2016, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $250,000 to $350,000 per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
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
Capacity Utilization
During the three-months ended September 30, 2016, our ammonia and methanol production units were both in operation for 91 days. During the three-months ended September 30, 2016, the ammonia and methanol production unit experienced 14.5 hours and 18 hours, respectively, of unplanned downtime due to severe thunderstorms and lightning strikes that tripped both plants. During the three-months ended September 30, 2015 our ammonia and methanol production units were in operation for 80 days and 91 days, respectively. During the three-months ended September 30, 2015, our ammonia and methanol production units were shut down for 12 days and 1 day, respectively, due to an internal failure in the steam turbine.
We produced approximately 85,480 metric tons of ammonia and approximately 220,791 metric tons of methanol during the three-months ended September 30, 2016, representing capacity utilization rates of 102% and 96% for the ammonia and methanol production units, respectively, as compared to production of approximately 72,960 metric tons of ammonia and 226,057 metric tons of methanol during the three-months ended September 30, 2015, representing capacity utilization rates of 87% and 98% for the ammonia and methanol production units, respectively.
During the nine-months ended September 30, 2016, our ammonia and methanol production units were in operation for 268 days and 257 days, respectively. During the first quarter of 2016, we experienced only 6 hours of downtime in the ammonia production unit. During the second quarter of 2016, we experienced an underground cooling water line leakage which caused unplanned downtime of approximately 5 days in the ammonia production unit and approximately 8.5 days in the methanol production unit. We also took our methanol production unit off-line for approximately 8.5 days during the second quarter of 2016 in order to make repairs to our reformer. The remaining downtime for both production units occurred during the third quarter of 2016, as explained above. During the nine-months ended September 30, 2015 our ammonia and methanol production units were in operation for 186 days and 189 days, respectively. During the nine-months ended September 30, 2015, our ammonia and methanol production units were shut down for 71 and 82 days, respectively, in order to complete the debottlenecking project.

We produced approximately 248,854 metric tons of ammonia and approximately 619,974 metric tons of methanol during the nine-months ended September 30, 2016, representing capacity utilization rates of 100% and 91% for the ammonia and methanol production units, respectively, as compared to production of approximately 156,784 metric tons of ammonia and 440,684 metric tons of methanol during the nine-months ended September 30, 2015, representing capacity utilization rates of 88% and 95% for the ammonia and methanol production units, respectively (excluding planned downtime associated with the debottlenecking project). During the nine-months ended September 30, 2015, our ammonia and methanol production units were shut down for 71 and 82 days, respectively, in order to complete the debottlenecking project.
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

EBITDA should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, EBITDA presented by other companies may not be comparable to our presentation because each company may define EBITDA differently.

SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the three and nine-months ended September 30, 2016 and 2015. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for per unit data, product pricing, $ per MMBtu and capacity utilization rates.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income (loss)	$(11,697)	$23,143	$(33,199)	$37,513
Add:
Interest expense	10,104	7,278	28,869	11,569
Interest expense – related party	143	51	245	152
Income tax expense	556	353	589	646
Depreciation expense	15,253	15,547	46,144	34,279
EBITDA	$14,359	$46,372	$42,648	$84,159

	Production (in tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Ammonia	85,480	72,960	102%	87%	$2.88	$2.88
Methanol	220,791	226,057	96%	98%	$2.88	$2.88
	Nine-Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Ammonia	248,854	156,784	100%	88%	$2.40	$2.91
Methanol	619,974	440,684	91%	95%	$2.40	$2.91

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

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2015:
Revenues

	For the Three-Months Ended September 30,
	2016	2015
	(in thousands)
Total revenues	$66,076	$103,683

	For the Three-Months Ended September 30, 2016		For the Three-Months Ended September 30, 2015
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	81.3	$19,071	73.3	$30,614
Methanol	219.6	47,004	221.6	73,067
Other	—	1	—	2
Total	300.9	$66,076	294.9	$103,683

Our Total Revenues were approximately $66.1 million for the three-months ended September 30, 2016 compared to approximately $103.7 million for the three-months ended September 30, 2015. Our methanol revenues were approximately $47.0 million for the three-months ended September 30, 2016 compared to approximately $73.1 million for the three-months ended September 30, 2015, which represents a decrease of 36%. The decrease in methanol revenue is due to the corresponding decrease in methanol sales prices. Our ammonia revenues were approximately $19.1 million for the three-months ended September 30, 2016 compared to approximately $30.6 million for the three-months ended September 30, 2015, which represents a decrease of 38%. The decrease in ammonia revenue is due to the corresponding decrease in ammonia sales prices.
We sold approximately 219,591 metric tons of methanol during the three-months ended September 30, 2016 compared to approximately 221,607 metric tons of methanol during the three-months ended September 30, 2015, which represents a decrease in sales volumes of 1%. The average sales prices per metric ton for methanol during the three-months ended September 30, 2016 was $214 per metric ton compared to $330 per metric ton for the three-months ended September 30, 2015, which represents a decrease of 35%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. Sales of methanol comprised approximately 71.1% of our Total Revenues for the three-months ended September 30, 2016 compared to 70.5% of our Total Revenues for the three-months ended September 30, 2015.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous seven fiscal quarters.

	Average Methanol Sales Prices
	2016	2015
For the Three-Months Ended:
March 31	$189	$366
June 30	$192	$362
September 30	$214	$330
December 31	—	$282

We sold approximately 81,343 metric tons of ammonia during the three-months ended September 30, 2016 compared to approximately 73,303 metric tons of ammonia during the three-months ended September 30, 2015, which represents an increase in sales volumes of 11%. The average sales prices per metric ton for ammonia during the three-months ended September 30, 2016 was $235 per metric ton compared to $418 per metric ton for the three-months ended September 30, 2015, which represents a decrease of 44%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 28.9% of our Total Revenues for the three-months ended September 30, 2016 compared to 29.5% of our Total Revenues for the three-months ended September 30, 2015.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous seven fiscal quarters.

	Average Ammonia Sales Prices
	2016	2015
For the Three-Months Ended:
March 31	$295	$509
June 30	$301	$447
September 30	$235	$418
December 31	—	$378

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended September 30, 2016		For the Three-Months Ended September 30, 2015
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$29,030	60.2%	$28,763	55.2%
Hydrogen	$5,787	12.0	$5,136	9.9
Nitrogen	$2,463	5.1	$2,336	4.5
Maintenance	$4,176	8.7	$7,870	15.1
Labor	$3,767	7.8	$4,275	8.2
Other	$3,027	6.2	$3,729	7.1
Total	$48,250	100%	$52,109	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $48.3 million and 73% of Total Revenue for the three-months ended September 30, 2016, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $52.1 million and 50% of Total Revenue for the three-months ended September 30, 2015. The increase in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was primarily due to the decrease in Total Revenue. Our Total Revenues decreased by 36% for the three-months ended September 30, 2016 as compared to the three-months ended September 30, 2015 due to the decline in both methanol and ammonia average realized sales prices.

For the three-months ended September 30, 2016, natural gas feedstock costs represented approximately 60.2% of our Total Cost of Goods Sold (exclusive of depreciation) as compared to 55.2% during the three-months ended September 30, 2015. Our purchase price of natural gas was $2.88 per MMBtu for both the three-months ended September 30, 2016 and 2015.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous seven fiscal quarters.

	Natural Gas Purchase Prices
	2016	2015
For the Three-Months Ended:
March 31	$2.13	$3.15
June 30	$2.13	$2.87
September 30	$2.88	$2.88
December 31	—	$2.32
Depreciation Expense
Depreciation expense was approximately $15.3 million for the three-months ended September 30, 2016 compared to approximately $15.5 million for the three-months ended September 30, 2015, which represents a decrease of 1%.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $2.4 million for the three-months ended September 30, 2016 compared to approximately $4.3 million for the three-months ended September 30, 2015, which represents a decrease of 44%. The decrease in selling, general and administrative expenses was primarily due to an update in our 2016 property tax estimate and a decrease in our insurance expense.
Our selling, general and administrative expenses – related party were approximately $1.1 million for the three-months ended September 30, 2016 compared to approximately $0.9 million for the three-months ended September 30, 2015, which represents an increase of 22%. The increase in selling, general and administrative expenses – related party was primarily due to an increase in costs incurred under the Omnibus Agreement in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information on the Omnibus Agreement.
Interest Expense
Interest expense was approximately $10.1 million for the three-months ended September 30, 2016 compared to $7.3 million for the three-months ended September 30, 2015. During the three-months ended September 30, 2016, interest expense was higher than the comparable period as a result of increased borrowings and amendments to our Term Loan B Credit Facility that resulted in higher interest rates. During the three-months ended September 30, 2015, we capitalized $197,000 of interest expense due to the accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. No interest expense was capitalized during 2016.
Interest expense–related party was approximately $143,000 for the three-months ended September 30, 2016 compared to $51,000 for the three-months ended September 30, 2015. Interest expense–related party relates to interest expense and a commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI USA Inc. OCI USA Inc. ("OCI USA") is an indirect, wholly-owned subsidiary of OCI.

THE RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2015:
Revenues

	For the Nine-Months Ended September 30,
	2016	2015
	(in thousands)
Total revenues	$192,295	$220,996

	For the Nine-Months Ended September 30, 2016		For the Nine-Months Ended September 30, 2015
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	247.9	$68,652	157.9	$70,621
Methanol	621.8	$123,628	433.5	$150,033
Other	—	$15	—	$342
Total	869.7	$192,295	591.4	$220,996

Our Total Revenues were approximately $192.3 million for the nine-months ended September 30, 2016 compared to approximately $221.0 million for the nine-months ended September 30, 2015. Our methanol revenues were approximately $123.6 million for the nine-months ended September 30, 2016 compared to approximately $150.0 million for the nine-months ended September 30, 2015, which represents a decrease of 18%.The decrease in methanol revenue is due to the corresponding decrease in methanol sales prices, partially offset by an increase in methanol sales volumes. Our ammonia revenues were approximately $68.7 million for the nine-months ended September 30, 2016 compared to approximately $70.6 million for the nine-months ended September 30, 2015, which represents a decrease of 3%. The decrease in ammonia revenue is due to the corresponding decrease in ammonia sales prices, partially offset by an increase in ammonia sales volumes.
We sold approximately 621,805 metric tons of methanol during the nine-months ended September 30, 2016 compared to 433,510 metric tons of methanol for the nine-months ended September 30, 2015, which represents an increase in sales volumes of 43%. The increase in sales volumes are due to the corresponding increase in production volumes, due to the capacity increase from our debottlenecking project. In addition, our methanol production unit was shut down for 82 days during the nine-months ended September 30, 2015, in order to complete the debottlenecking project. The average sales prices per metric ton for methanol during the nine-months ended September 30, 2016 was $199 per metric ton compared to $346 per metric ton for the nine-months ended September 30, 2015, which represents a decrease of 42%. The decrease in price is due to an increase in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, which have outpaced demand growth. Sales of methanol comprised approximately 64.3% of our Total Revenues for the nine-months ended September 30, 2016 compared to 67.9% of our Total Revenues for the nine-months ended September 30, 2015.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous seven fiscal quarters.

	Average Methanol Sales Prices
	2016	2015
For the Three-Months Ended:
March 31	$189	$366
June 30	$192	$362
September 30	$214	$330
December 31	—	$282

We sold approximately 247,915 metric tons of ammonia during the nine-months ended September 30, 2016 compared to approximately 157,875 metric tons of ammonia during the nine-months ended September 30, 2015, which represents an increase in sales volumes of 57%. The increase in sales volumes are due to the corresponding increase in production volumes, due to the capacity increase from our debottlenecking project. In addition, our ammonia production unit was shut down for 71 days during the nine-months ended September 30, 2015, in order to complete the debottlenecking project. The average sales prices per metric ton for ammonia during the nine-months ended September 30, 2016 was $277 per metric ton compared to $447 per metric ton for the nine-months ended September 30, 2015, which represents a decrease of 38%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 35.7% of our Total Revenues for the nine-months ended September 30, 2016 compared to 32.0% of our Total Revenues for the nine-months ended September 30, 2015.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous seven fiscal quarters.

	Average Ammonia Sales Prices
	2016	2015
For the Three-Months Ended:
March 31	$295	$509
June 30	$301	$447
September 30	$235	$418
December 31	—	$378
Cost of Sales (exclusive of depreciation)

	For the Nine-Months Ended September 30, 2016		For the Nine-Months Ended September 30, 2015
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$68,156	51.3%	$58,985	48.4%
Hydrogen	$16,099	12.1	$13,985	11.5
Nitrogen	$8,104	6.1	$5,111	4.2
Maintenance	$13,972	10.5	$16,854	13.9
Labor	$12,350	9.3	$14,158	11.6
Other	$14,162	10.7	$12,695	10.4
Total	$132,843	100%	$121,788	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $132.8 million and 69% of Total Revenue for the nine-months ended September 30, 2016 compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $121.8 million and 55% of Total Revenue for the nine-months ended September 30, 2015. The increase in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was primarily due to an increase in the volume of natural gas feedstock purchased. During the nine-months ended September 30, 2016 we purchased 40% more natural gas feedstock as compared to the nine-months ended September 30, 2015 due to the corresponding increase in production volumes, due to the capacity increases from our debottlenecking project.

For the nine-months ended September 30, 2016, natural gas feedstock costs represented approximately 51.3% of our Total Cost of Goods Sold (exclusive of depreciation) as compared to 48.4% during the nine-months ended September 30, 2015. Our purchase price of natural gas was $2.40 per MMBtu for the nine-months ended September 30, 2016 as compared to $2.92 per MMBtu for the nine-months ended September 30, 2015.

Depreciation Expense
Depreciation expense was approximately $46.1 million for the nine-months ended September 30, 2016 compared to approximately $34.3 million for the nine-months ended September 30, 2015, which represents an increase of 34%. This increase was due to the assets placed into service during 2015 due to the completion of the debottlenecking project.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $12.6 million for the nine-months ended September 30, 2016 as compared to approximately $11.8 million for the nine-months ended September 30, 2015, which represents an increase of 7%. The increase in selling, general and administrative expenses was primarily due to an increase in legal and professional fees and property tax expenses.
Our selling, general and administrative expenses – related party were approximately $3.7 million for the nine-months ended September 30, 2016 as compared to approximately $3.4 million for the nine-months ended September 30, 2015, which represents an increase of 9%. The increase in selling, general and administrative expenses – related party was primarily due to an increase in costs incurred under the Omnibus Agreement in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information on the Omnibus Agreement.
Interest Expense
Interest expense was approximately $28.9 million for the nine-months ended September 30, 2016 compared to $11.6 million for the nine-months ended September 30, 2015. During the nine-months ended September 30, 2016, interest expense was higher than the comparable period as a result of increased borrowings and amendments to our Term Loan B Credit Facility that resulted in higher interest rates. During the nine-months ended September 30, 2015, we capitalized $8.6 million of interest expense due to the accumulated expenditures related to the debottlenecking project. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. No interest expense was capitalized during 2016.
Interest expense–related party was approximately $245,000 for the nine-months ended September 30, 2016 compared to $152,000 for the nine-months ended September 30, 2015. Interest expense–related party relates to the interest expense and a commitment fee on the unused portion of our Intercompany Revolving Facility owed to OCI USA.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to finance current operations, pay distributions to our partners, fund capital expenditures and service our debt. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for the next 12 months. Our sources of liquidity include cash flow from operations, cash on hand, the Revolving Credit Facility, the Intercompany Revolving Facility and the Intercompany Term Facility described below. However, our future capital expenditures and other cash requirements could be higher than we currently anticipate as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside our control.
In the past, we have received waivers for, or entered into amendments to our Term Loan B Credit Facility and Revolving Credit Facility to address, certain noncompliance of financial and other covenants. Due primarily to decreases in average sales prices, management believes we may not be in compliance with certain covenants as of December 31, 2016 and thereafter. We expect to explore multiple options to prevent or remediate such noncompliance, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities. However, there is no assurance that we will be able to execute such prevention or remedial actions. If we are unable to execute the appropriate prevention or remedial actions, such noncompliance could result in an event of default under our credit facilities. Upon a default, our lenders would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, institute foreclosure proceedings against us or our assets and force us and our subsidiary into bankruptcy or liquidation.
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

Three-Months Ended September 30, 2016
(in millions, except per unit data)
Reconciliation of Net income to EBITDA
Net income	(11.7)
Adjustments:
Add:
Interest expense	10.1
Interest expense – related party	0.1
Income tax expense	0.6
Depreciation expense	15.3
EBITDA	14.4
Reconciliation of EBITDA to Cash available for distribution
EBITDA	14.4
Adjustments:
Less:
Debt service (1)	10.2
Maintenance and expansion capital expenditures
Capital expenditures	1.8
Reserves for future turnarounds	1.5
Reserves for future operating or capital needs	0.3
Taxes	0.6
Rounding for distributions	—
Cash available for distribution	—
Actual cash distributions paid	—

(1)
Debt service is defined as (i) cash interest paid on long-term debt and revolving credit facilities, plus (ii) mandatory quarterly repayments on the Term Loan B Credit Facility, plus (iii) a 0.5% commitment fee on the unused portion of the $40.0 million Intercompany Revolving Facility, plus (iv) a 1.4% commitment fee on the unused portion of the $40.0 million Revolving Credit Facility, plus (v) any up-front fees, transactions costs, etc. related to indebtedness. Debt service excludes amortization of deferred financing costs.

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

Credit Facilities
Described below are the credit facilities under which OCI Beaumont LLC (“OCIB”) may draw extra liquidity as of September 30, 2016. Please read Item I—“Financial Statements”, note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.
Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of September 30, 2016, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of September 30, 2016, the principal outstanding under the Term Loan B Credit Facility was $437.4 million. Although we do not have any additional committed capacity from identified lenders or investors, as of September 30, 2016, we had capacity to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, or prevent or remediate such potential noncompliance discussed above, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.
Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of September 30, 2016, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. As a result of Revolving Credit Amendment No. 5 entered into on March 17, 2016, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 3.50% or a base rate plus a margin of 2.50%. OCIB pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more than $20.0 million in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment.
Due to the $35.0 million of borrowings outstanding under the Intercompany Revolving Facility, as of September 30, 2016, we had $5.0 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, or prevent or remediate such potential noncompliance discussed above, including refinancing the credit facilities and/or seeking waivers or amendments to the credit facilities, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of September 30, 2016, OCIB had no amounts outstanding under the Revolving Credit Facility.

Intercompany Revolving Facility
On September 15, 2016, the intercompany revolving facility agreement between OCIB and OCI Fertilizer International B.V. (“OCI Fertilizer”) was terminated and replaced with an intercompany revolving facility agreement with OCI USA (the “Intercompany Revolving Facility”). The Intercompany Revolving Facility has a borrowing capacity of $40.0 million and a maturity date of January 20, 2020. The amount that can be drawn under the Intercompany Revolving Facility is limited by the Revolving Credit Facility (as defined above) to $40.0 million minus the amount of indebtedness outstanding under the Revolving Credit Facility (see note 5(a) – Debt to the unaudited condensed consolidated financial statements for a more detailed description). Interest on borrowings under the Intercompany Revolving Facility accrue at the rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility) plus (ii) 25 basis points. We pay a commitment fee to OCI USA on the unused portion of the Intercompany Revolving Facility equal to 0.5% per annum, which is included as a component of interest expense – related party on the unaudited condensed consolidated statements of operations. Borrowings under the facility are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. As of September 30, 2016, OCIB had $35.0 million outstanding under the Intercompany Revolving Facility.
OCIB's ability to borrow under the Intercompany Revolving Facility with OCI USA is dependent on OCI's ability and willingness to loan money to OCIB under this facility. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our Intercompany Revolving Facility, we may be unable to draw the full amount otherwise available to use under this facility.
Intercompany Term Facility
On September 15, 2016, the intercompany loan agreement between OCIB and OCI Fertilizer was terminated and replaced with an intercompany term facility agreement with OCI USA (the “Intercompany Term Facility”). The Intercompany Term Facility has a borrowing capacity of $200.0 million and a maturity date of January 20, 2020 (see note 5(a) – Debt to the unaudited condensed consolidated financial statements for a more detailed description). Borrowings under the Intercompany Term Facility bear interest at an interest rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (ii) 0.25% and are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. As of September 30, 2016, OCIB had no borrowings outstanding under the Intercompany Term Facility.
OCIB's ability to borrow under the Intercompany Term Facility with OCI USA is dependent on OCI's ability and willingness to loan money to OCIB under this facility. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our Intercompany Term Facility, we may be unable to draw the full amount otherwise available to use under this facility.
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
On November 10, 2014, OCIP Holding LLC (“OCIP Holding”) made a $60.0 million capital contribution pursuant to the Intercompany Equity Commitment in exchange for 2,995,372 common units. On April 17, 2015, OCIP Holding, made an additional $60.0 million capital contribution, which consisted of $40.0 million drawn under the Intercompany Equity Commitment and an additional $20.0 million cash contribution, in exchange for 3,502,218 common units. Due to the capital contributions by OCIP Holding on November 10, 2014 and April 17, 2015, and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Intercompany Equity Commitment.

Debt Ratings
On August 4, 2016, Moody’s Investor Service downgraded our corporate family credit rating and our Term Loan B Credit Facility rating to “B2” from “B1” and revised its outlook to negative. On September 9, 2016, Standard & Poor's lowered its corporate credit rating to “CCC+” from “B”, lowered its rating on the Term Loan B Credit Facility to “B-” from “B+” and affirmed its stable outlook. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
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
We recorded maintenance capital expenditures related to our capital spares project and other various small projects in the amount of approximately $2.9 million and $7.4 million for the three and nine-months ended September 30, 2016, respectively. We recorded maintenance capital expenditures related to the turnaround and our capital spares project in the amount of approximately $0.5 million and $55.5 million for the three and nine-months ended September 30, 2015, respectively. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019.
We did not have any expansion capital expenditures during the three and nine-months ended September 30, 2016 as compared to approximately $1.2 million and $124.9 million for the three and nine-months ended September 30, 2015, respectively, for expenditures related to our debottlenecking project. Please read “Our Debottlenecking Project” for additional information.
Working Capital
Working capital is the amount by which total current assets exceed total current liabilities. Our working capital requirements have been, and we expect will continue to be, primarily driven by changes in accounts receivable and accounts payable. Factors impacting changes in accounts receivable could include changes in the prices at which we sell our methanol and ammonia and the timing of collections from customers. Factors impacting changes in accounts payable could include changes in the market prices of raw materials that we purchase in the normal course of business, the level of spending for capital expenditures and the timing of payments made to suppliers,.
Working capital at September 30, 2016 was a deficit of $44.2 million, consisting of $43.9 million in total current assets and $88.1 million in total current liabilities. Working capital at December 31, 2015 was a deficit of $16.5 million, consisting of $57.7 million in total current assets and $74.2 million in total current liabilities. The decrease in working capital as of September 30, 2016 was primarily due to a decrease in accounts receivable and accounts receivable — related party caused from a decline in both methanol and ammonia average realized sales prices and an increase in short term borrowings.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Nine-Months Ended September 30,
	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	30.6	77.9
Investing activities	(4.6)	(219.1)
Financing activities	(28.0)	99.1
Net (decrease) in cash and cash equivalents	(2.0)	(42.1)

Operating Activities
Net cash provided by operating activities for the nine-months ended September 30, 2016 was approximately $30.6 million. We had a net loss of approximately $33.2 for the nine-months ended September 30, 2016. During this period, we recorded depreciation expense of $46.1 million and amortization of debt issuance costs of $3.1 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $5.7 million during the nine-months ended September 30, 2016. The decrease in accounts receivable is due to a decrease in our average realized ammonia and methanol sales prices. Accounts receivable – related party decreased by $4.8 million due to the expiration of our sales agreement with OCI Fertilizers Trade & Supply B.V. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Inventories decreased by $1.1 million due to an increase in sales volumes. Accounts payable – related party increased by $1.1 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Other payables, accruals and current liabilities decreased by $0.9 million due to the payment of a long-term incentive bonus paid to all non-executive employees in January 2016. Please read note 8 – Retention Bonus Plan to the unaudited condensed consolidated financial statements included in this report for additional information.
Net cash provided by operating activities for the nine-months ended September 30, 2015 was approximately $77.9 million. We had net income of approximately $37.5 for the nine-months ended September 30, 2015. During this period, we recorded depreciation expense of $34.3 million, amortization of debt issuance costs of $2.7 million, a gain on the sale of scrap equipment of $2.0 million and a loss on the disposal of obsolete equipment of $2.0 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $10.1 million during the nine-months ended September 30, 2015. The decrease in accounts receivable is due to timing of receipt of cash from customers. Accounts receivable – related party increased by $1.3 million. Other current assets and prepaid expenses increased by $2.1 million due to the renewal of annual insurance policies that were amortized over the coverage period. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $2.1 million due to the settlement of obligations to our suppliers. Accounts payable – related party (excluding non-cash accruals of property, plant and equipment) increased by $2.1 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) increased by $3.7 million due to a note payable related to the financing of certain insurance policies. Accrued interest (excluding capitalized interest) decreased by $8.0 million due to the capitalization of $8.6 million in interest expense in connection with the debottlenecking project.

Investing Activities
Net cash used in investing activities was approximately $4.6 million and $219.1 million, respectively, for the nine-months ended September 30, 2016 and 2015. Net additions of property, plant, equipment and construction in progress were higher during the nine-months ended September 30, 2015 as compared to the nine-months ended September 30, 2016 due to expenditures associated with the debottlenecking project.
Financing Activities
Net cash used in financing activities was approximately $28.0 million for the nine-months ended September 30, 2016. During the nine-months ended September 30, 2016, we received $27.0 million in proceeds from the Revolving Credit Facility and subsequently repaid $52.0 million, leaving no amounts outstanding under the Revolving Credit Facility as of September 30, 2016. We received $39.2 million in proceeds from the Intercompany Revolving Facility and subsequently repaid $4.2 million, leaving $35.0 million outstanding under the Intercompany Revolving Facility as of September 30, 2016. We repaid borrowings of $3.4 million on the Term Loan B Credit Facility, paid cash distributions to unitholders of $33.1 and paid $1.2 million in deferred financing costs associated with Amendment No. 6 to the Term Loan B Credit Facility and Amendment No. 4 and 5 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.
Net cash provided by financing activities was approximately $99.1 million for the nine-months ended September 30, 2015. During the nine-months ended September 30, 2015, we drew $40.0 million from the Revolving Credit Facility, we received $50.0 million from the incremental term loan under the Term Loan B Credit Facility, we repaid borrowings of $3.1 million on the Term Loan B Credit Facility and $15.0 million on the Revolving Credit Facility, paid cash distributions to unitholders of $27.6 million and paid $5.0 million in deferred financing costs associated with Amendment No. 4 to the Term Loan B Credit Facility, Amendment No. 2 to the Revolving Credit Facility and the Incremental Term Loan Commitment Agreement. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information. We also received a capital contribution of $60.0 million from OCIP Holding, pursuant to the Intercompany Equity Commitment. Please read note 6 – Related-Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of September 30, 2016, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate plus 5.75%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB’s option, at LIBOR plus 3.50% per annum or the alternate base rate plus 2.50%. Interest on borrowings under the Intercompany Revolving Facility will accrue at the rate equal to the sum of (a) the rate per annum applicable to the Revolving Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (b) 25 basis points. Interest on borrowings under the Intercompany Term Facility, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2016, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.6 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of September 30, 2016. We have supply agreements with Kinder Morgan, Florida Gas Transmission and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of September 30, 2016, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of September 30, 2016, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of September 30, 2016, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
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

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: November 7, 2016	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)