Form 10-K
period 2016-12-31
OCI Partners LP
filed 2017-03-13
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates as of June 30, 2016 was approximately $132.1 million.
As of March 13, 2017, the registrant had 86,997,590 common units outstanding.
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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements and may address certain plans, activities or events which will or may occur in the future and relate to, among other things, the proposal pursuant to which OCI would acquire the publicly held common units of OCIP not already directly or indirectly owned by OCI in a stock for unit exchange with OCI (the "Proposed Transaction") and the overall impact of the Proposed Transaction on the partnership. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors” in this Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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

•
risks relating to our relationships with OCI or its affiliates, including competition from Natgasoline LLC ("Natgasoline"), which is currently in the construction phase on its 1.8 million metric ton methanol plant in Beaumont, Texas;

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

•	our potential inability to obtain or renew permits;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of our products;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset and geographic diversification;

•	our dependence on a limited number of significant customers;

•	our ability to comply with employee safety laws and regulations;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	additional risks, compliance costs and liabilities from expansions or acquisitions;

•	our reliance on our senior management team;

•	the potential shortage of skilled labor or loss of key personnel;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	restrictions in our debt agreements, including those on our ability to distribute cash or conduct our business;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with New York Stock Exchange ("NYSE") corporate governance requirements;

•	control of our general partner by OCI;

•	the conflicts of interest faced by our senior management team, which manages both our business and the businesses of various affiliates of our general partner;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners under our partnership agreement;

•	the impact of regulations recently issued by the Internal Revenue Service ("IRS") and the U.S. Department of the Treasury on our status as a partnership for U.S. federal income tax purposes; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.
In addition, the risks and uncertainties related to the Proposed Transaction and the impact of those transaction on OCIP include, but are not limited to:

•	the inability to enter into a definitive agreement with OCI or, if such a definitive agreement is reached, to consummate the transaction provided for in such definitive agreement;

•	the effects of future litigation, including litigation relating to the Proposed Transaction;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Proposed Transaction; and

•	risks relating to anticipated and unanticipated costs in connection with the Proposed Transaction.
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
Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately 55% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, and also paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Energy related applications consume the remaining 45% of methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”), methyl tertiary-butyl ether (“MTBE”) and methanol-to-olefins (“MTO”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.
Proposed Transaction
On December 6, 2016, OCIP received a proposal from OCI pursuant to which OCI would acquire the publicly held common units not already directly or indirectly owned by OCI in a stock for unit exchange. Subject to negotiation and execution of a definitive agreement, OCI is proposing consideration of 0.5200 OCI shares for each issued and outstanding publicly-held common unit of OCIP as part of a transaction that would be structured as a merger of OCIP with an indirect wholly-owned subsidiary of OCI. There can be no assurance that any discussions that may occur between us and OCI in connection with the proposal will result in the entry into a definitive agreement concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement.

Organizational Structure
The following diagram depicts our organizational structure as of March 13, 2017:

OCI N.V.
(NYSE Euronext Amsterdam: OCI)
100% indirect ownership interest
OCI USA Inc.
("OCI USA")
OCI GP LLC
(our "general partner")
Pluto Holding Limited
("Pluto")
Non-economic general partner interest
OCIP Holding LLC
69,497,590 common units
Public Unitholders
17,500,000 common units
20.12% limited partner interest
79.88% limited partner interest
OCI Partners LP
(NYSE: OCIP)
100% ownership interest
OCI Beaumont LLC

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
The following table sets forth our facility’s production capacity and storage capacity:

	Annual Production Design Capacity as of December 31, 2016		Production during the Year Ended December 31, 2016	Product Storage Capacity as of December 31, 2016
Product	Metric Tons/Day	Metric Tons/Year (1)	Metric Tons	Metric Tons
Methanol	2,500	912,500	822,974	42,000	(2 tanks)
Ammonia	907	331,000	331,501	33,000	(2 tanks)
_______________________________

(1)	Assumes facility operates 365 days per year.

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
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We are currently receiving our natural gas from the Kinder Morgan and Houston Pipe Line Company. In addition, our facility is connected to natural gas pipelines owned by Florida Gas Transmission and DCP Midstream Partners, LP. Our facility is located in close proximity to many of our major customers, which allows us to deliver our products to those customers at competitive prices compared to overseas suppliers that are subject to significant transportation costs associated with transporting product to our markets.

The following table indicates ownership of the pipelines connected to our facility. Although we transport methanol and ammonia to various customers, we do not have ownership of all the pipelines that we use.
Manufactured Product:

Pipeline	Product	Ownership
ExxonMobil/Arkema Pipeline	Methanol	OCI Partners LP
Enterprise (Huntsman)	Methanol	OCI Partners LP
Lucite/DuPont	Ammonia	OCI Partners LP
Feedstocks:

Pipeline	Product	Ownership
Kinder Morgan Pipeline	Natural Gas	Kinder Morgan
DCP Midstream Pipeline	Natural Gas	DCP Midstream
Florida Gas Transmission Natural Gas Pipeline	Natural Gas	Florida Gas Transmission Company
Houston Pipeline	Natural Gas	Houston Pipe Line Company LP
Air Liquide Nitrogen Pipeline	Nitrogen	Air Liquide
Air Products Hydrogen Pipeline	Hydrogen	Air Products

The following diagram illustrates key elements of our methanol and ammonia value chain:

Our Methanol Production Unit
Our methanol production unit is a 912,500 metric ton per year unit that is comprised of Foster-Wheeler-designed twin steam methane reformers for synthesis gas production, two Lurgi-designed parallel low-pressure, water-cooled reactors and four distillation columns. Our methanol production unit contains two methanol storage tanks with a combined storage capacity of 42,000 metric tons. In addition, our methanol production unit has a crude methanol surge tank, refined receiver tank, storage tank scrubber and crude tank scrubber. During the year ended December 31, 2016, our methanol production unit produced approximately 822,974 metric tons of methanol. We expect our methanol production unit to undergo an approximate four-week turnaround once approximately every four years. Please see below for a simplified process flow diagram.

Methanol Plant

Flue Stack
Natural Gas Feedstock
SCR
WH Recovery
Gas Desulfurization
Saturator
Pre-Reformer
N & S Reformers
Startup Vent to Flare
Process Cooling
Syn Gas Compression
Reaction Circulator
Methanol Reaction
Analyzer Vents
Methanol Flare
From Hydrogen Purification
Circulation
Purge
Air
Eductor
To Water Scrubbing
Pre-Reformer Fired Htr
Natural Gas Fuel
From Hydrogen Purification
From Water Scrubber (for Shore Tank)
Air
From Ammonia Refrigeration
Condensate
Process Steam
Steam Generation
Vent Tank
Atmosphere Vent
Scrubber Vent
From Water Scrubbing
Water Scrubber
(For Crude Tank)
To Water Scrubber (for Shore Tank)
Only during Startup
Diesel Pump Exhaust
CO2 Stripper Vent
Demineralized Water
Feedwater Pumping
CO2 Stripping
Refining
Crude Storage
From Water Scrubber (for Shore Tank)
To Water Scrubbing
To Shore Tanks

N & S – North and South
WH – Waste Heat
CO2 – Carbon Dioxide

Our Ammonia Production Unit
Our ammonia production unit is a 331,000 metric ton per year unit. The Haldor-Topsøe-designed ammonia synthesis loop at our facility processes hydrogen produced by our methanol production process as the feedstock to produce ammonia. Our ammonia production unit also uses hydrogen we purchase from third parties to supplement the hydrogen produced by our methanol production process. Our ammonia production unit contains two refrigerated ammonia storage tanks with a combined storage capacity of 33,000 metric tons. During the year ended December 31, 2016, our ammonia production unit produced approximately 331,501 metric tons of ammonia. We expect our ammonia production unit to undergo an approximate four-week turnaround once approximately every four years coinciding with the turnaround of our methanol production unit. Please see below for a simplified process flow diagram.

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
As part of our debottlenecking project, we completed the following:

•	installed a selective catalytic reduction unit;

•	replaced reformer tubes, which resulted in increased synthesis gas production;

•	installed a pre-reformer;

•	installed a saturator;

•	installed an additional flare;

•	modified the synthesis gas compressor and steam turbine to handle the increased volume of synthesis gas;

•	modified the convection section and the heat exchangers;

•	replaced refractories;

•	increased the capacity of the synthesis gas compressor and the refrigeration compressor on our ammonia production unit and replaced several heat exchangers and vessels to handle the higher volume; and

•	replaced and/or refurbished equipment that caused unplanned downtime.
Our depreciation expense has increased from the additional assets placed into service from our debottlenecking project. In addition, due to the increase in our production capacity, our production volumes and cost of goods sold are greater in subsequent periods following the completion of the debottlenecking project than in prior periods. Thus, our results of operations for periods prior to and after the completion of our debottlenecking project may not be comparable.
Feedstock Supply
The primary feedstock that we use to produce methanol and ammonia is natural gas. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2016. For the year ended December 31, 2016, natural gas feedstock costs represented approximately 55% of our cost of goods sold (exclusive of depreciation). Accordingly, our profitability depends in large part on the price of our natural gas feedstock. Please read Item 7A—“Quantitative and Qualitative Disclosure about Market Risk” included in this report for additional information.
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We are currently receiving our natural gas from the Kinder Morgan and Houston Pipe Line Company. In addition, our facility is connected to natural gas pipelines owned by Florida Gas Transmission and DCP Midstream Partners, LP. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.

We procure our hydrogen and nitrogen supply needs from Air Products LLC (“Air Products”) and Air Liquide Large Industries U.S. LP (“Air Liquide”), respectively. Our supply contract with Air Products provides for 31.0 MMscf per day of dedicated hydrogen and expires in 2021. The price we pay under the Air Products contract is linked to natural gas prices. Our supply contract with Air Liquide provides for up to 24.8 MMscf of dedicated nitrogen per day, expiring in 2024. The price we pay under our contract with Air Liquide is based on a combination of the cost of electric power, average gross hourly earnings and the latest value of the U.S. Bureau of Statistics Producer Price Index for Industrial Commodities.
Customers and Contracts
We generate our revenues from the sale of methanol and ammonia manufactured at our facility. We sell our products, primarily under contract, to industrial users and commercial traders for further processing or distribution. For the years ended December 31, 2016 and 2015, we derived approximately 62% and 53%, respectively, of our revenues from the sale of our products to commercial traders for further processing or distribution and derived approximately 38% and 47%, respectively, of our revenues from the sale of our products to industrial users. In addition, we derive a portion of our revenues from uncontracted and contracted sales with our customers that have pricing terms based upon published spot prices. For the years ended December 31, 2016 and 2015, we derived approximately 11% and 7%, respectively, of our revenues from spot price-based sales of ammonia. For the years ended December 31, 2016 and 2015, we derived approximately 18% and 27%, respectively, of our revenues from spot price-based sales of methanol.
We currently are party to methanol sales contracts with several customers, including but not limited to Methanex and Southern Chemical Distribution, L.L.C. One of our customers is obligated to use best efforts to purchase a certain quantity of methanol from us each year, but generally our customers may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an Free on Board (“FOB”) shipping point basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the year ended December 31, 2016, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 35% and 17%, respectively, of our total revenues. For the year ended December 31, 2015, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 26% and 24%, respectively, of our total revenues.
We are party to ammonia sales contracts with several customers, including but not limited to Interoceanic Corporation (the new owner of Rentech Nitrogen Partners, L.P.'s Pasadena, Texas facility) and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB shipping point basis when transported by barge, pipeline and our ammonia truck loading facility. The payment terms under our ammonia sales contacts are net 30 days. For the years ended December 31, 2016 and 2015, ammonia sales contracts with Interoceanic Corporation ("IOC") accounted for approximately 14% and 15%, respectively, of our total revenues.
During the year ended December 31, 2016, we delivered approximately 53% of our total sales by barge, 40% of our total sales by pipeline, and approximately 7% of our total sales through our truck loading facilities.
Quality Assurance
On December 20, 2016 we became ISO 9001 certified. ISO 9000 (which includes ISO 9001) is an international standard on quality assurance developed by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products.

Competition
The industries in which we operate are highly competitive. Methanol and ammonia are global commodities, and we compete with a number of domestic and foreign producers of methanol and ammonia. In addition, a long period of low natural gas prices in the United States has made it economical for companies to upgrade existing plants and initiate construction of new methanol and nitrogen projects. Methanex and the Celanese-Mitsui joint venture have brought their new methanol facilities online in the last two years and OCI is currently in the construction phase on its 1.8 million metric ton Natgasoline methanol facility in Beaumont, Texas, which is expected to commence operations later in 2017. In addition, Big Lake Fuels, S. Louisiana Methanol, Yuhuang Chemical and Lake Charles Methanol have each announced plans to construct methanol plants in the U.S. Gulf Coast region over the next few years, which, if constructed, would increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. On the ammonia side, there have been significant capacity additions in the U.S. Gulf Coast region including CF Industries' Donaldsonville plant and Dyno Nobel's ammonia plant in Louisiana. In addition, BASF/Yara are projecting to commission an ammonia plant later in 2017 in Freeport, Texas and other companies and developers have announced plans to construct new ammonia and nitrogen facilities in the U.S. However, over the past few years, several methanol and ammonia projects have been canceled or not proceeded as a result of higher capital expenditure estimates than originally anticipated, among other reasons.
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
The majority of methanol consumed in the U.S. Gulf Coast is either sourced from Trinidad or produced in-house by U.S.-based chemical companies as part of a vertically integrated industrial process. During 2016, methanol sourced from Trinidad accounted for approximately 50% of total imported methanol in the United States. Producers in Trinidad have been facing significant natural gas feedstock shortages, thereby reducing the supply of all natural gas-based products from Trinidad to the United States. Furthermore, we believe that transportation and port-handling costs for methanol imported from Trinidad and other countries provide us with a cost advantage over foreign producers.
Similarly, the majority of ammonia consumed in our market is sourced overseas, particularly from Trinidad, and is transported through the U.S. Gulf Coast. Our close proximity to our customers allows us to maintain a significant cost advantage over foreign producers that import ammonia into the U.S. Gulf Coast. During 2016, ammonia sourced from Trinidad accounted for approximately 67% of total imported ammonia in the United States. Although ammonia sourced from Trinidad historically enjoyed a competitive cost advantage, natural gas supply shortages and higher production costs in recent years have eroded this competitive advantage. Furthermore, we believe that transportation and port-handling costs for all imported ammonia provide us with a cost advantage over foreign producers.
Our major competitors in the methanol industry include Methanex, Koch Methanol, Mitsui, Mitsibushi and Southern Chemical Corporation and our major competitors in the ammonia industry include Agrium, Koch Fertilizer, Potash Corporation and CF Industries. Based on 2016 data regarding total United States use of methanol and ammonia, we estimate that our production in 2016 represented approximately 14% and 2%, respectively, of total United States methanol and ammonia use.
Seasonality and Volatility
While most United States methanol is sold pursuant to long-term contracts based on market index pricing and fixed volumes, the market price of methanol can be volatile. Methanol is an internationally traded commodity chemical, and the methanol industry has historically been characterized by cycles of oversupply caused by either excess supply or reduced demand, resulting in lower prices and idling of capacity, followed by periods of shortage and rising prices as demand exceeds supply until increased prices lead to new plant investment or the restart of idled capacity. Methanol prices have historically been cyclical and sensitive to overall production capacity relative to demand, the price of feedstock (primarily natural gas or coal), energy prices and general economic conditions.

The seasonality of the United States ammonia business largely tracks the seasonality of the fertilizer business in the United States because the substantial majority of all domestic ammonia consumption in the United States is for fertilizer use. The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, which require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires fertilizer producers to maintain significant working capital. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Fertilizer products are sold both on the spot market for immediate delivery and under product prepayment contracts for future delivery at fixed prices. The terms of the product prepayment contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through forward sales and variations in the terms of the product prepayment contracts can increase the seasonal volatility of fertilizer producers’ cash flows and cause changes in the patterns of seasonal volatility from year to year. Nitrogen fertilizer prices can also be volatile as a result of a number of other factors, including weather patterns, field conditions, quantities of fertilizers imported to the United States, current and projected grain inventories and prices and fluctuations in natural gas prices. In addition, governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices, which would also affect nitrogen fertilizer prices.
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

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from our facility and have reported the emissions to the EPA annually beginning in September 2011. On December 7, 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our facility, must obtain permits under the PSD and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD or Title V permit requires a source to install best available control technology (“BACT”) for those regulated pollutants that are emitted in certain quantities. In June 2014, the U.S. Supreme Court recently invalidated that portion of the rule that would require facilities that only emitted GHG emissions (and not other regulated pollutants) in excess of specified thresholds to obtain PSD and Title V permits. Sources that emit other regulated pollutants in excess of specified thresholds that also trigger greenhouse gas emissions thresholds still must obtain a PSD permit for greenhouse gas emissions. Our debottlenecking project was a major modification for other pollutants, which required us to obtain a PSD permit for greenhouse gas emissions. We received our PSD permit from the EPA in August 2014. The TCEQ has since been authorized by the EPA to implement a greenhouse gas permitting program.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions ("Paris Accord"). The Paris Accord entered into force in November 2016. The United States is one of over 70 countries that has ratified or otherwise indicated its intent to be bound by the agreement. To the extent the United States implements the Paris Accord in addition to the GHG regulations, it could have an adverse impact on our operations.
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
Government Assessments of Methanol. In September 2013, EPA issued a final Toxicological Review of Methanol under its Integrated Risk Information System (“IRIS”). This Review concluded that daily exposures to the human population (including sensitive subgroups) are “likely to be without an appreciable risk of deleterious effectives during a lifetime”. This Review did not address carcinogenicity, however, and EPA has no plans at this time to conduct a Health Hazard Assessment under IRIS for cancer effects. The European Chemicals Agency (“ECHA”) has recently adopted the report prepared by Poland in support of a proposal to restrict the sale of methanol to the general public and to limit its presence as an additive in consumer products. A decision on this proposal is currently pending before the European Commission, and action by the European Commission to restrict methanol sales and uses for certain markets and products could have a material adverse effect on our business. ECHA’s Committee for Risk Assessment declined to endorse a separate proposal from Italy and Holland to reclassify methanol as a Category 1B or Category 2 Reproductive Toxin on grounds of insufficient evidence, but it is possible that this proposal may be revisited in the future if new evidence becomes available.

Derivatives of Methanol-Formaldehyde. Methanol has many commercial uses, including as a building block to manufacture formaldehyde, among other chemicals. Formaldehyde is a component of resins used as wood adhesives and as a raw material for engineering plastics and a variety of other products, including elastomers, paints, building products, foams, polyurethane and automotive products. As discussed below, changes in environmental, health and safety laws, regulations or requirements relating to formaldehyde are being considered, and if adopted, could restrict formaldehyde uses and exposures, and as a result, could lead to a material adverse impact on our business by reducing the demand for methanol to manufacture formaldehyde.
Formaldehyde has been classified as a known human carcinogen by the International Agency for Research on Cancer and as a probable human carcinogen by EPA. On July 7, 2010, President Obama signed the Formaldehyde Standards for Composite Wood Products Act into law. This legislation, which adds a Title VI to the Toxic Substances Control Act, establishes limits for formaldehyde emissions from composite wood products and requires EPA to evaluate and establish limits for other types of wood products. In December 2016, EPA finalized a regulation to implement this Act with two components: (1) formaldehyde emissions standards for hardwood plywood, medium-density fiberboard, particleboard, and finished goods containing these products that are sold, supplied, offered for sale, or manufactured (including imported) in the United States and (2) a third-party certification program to assure compliance by composite wood panel producers with the formaldehyde emissions limits established directly in the Act. This regulation will become effective in December 2017.
A risk assessment process for formaldehyde has been underway in the European Union for the past several years and has resulted in classification of formaldehyde as a category 1B carcinogen ("known to have carcinogenic potential for humans") and a category 2 mutagen (“suspected of being toxic for human reproduction”). No decision has yet been made whether this classification will result in restrictions under REACH, or in new classification, labeling and packing obligations; however, to support its decision-making, ECHA is requiring an update by October 2017 of all Registrations for aqueous formaldehyde solutions containing methanol above 10% with information pertaining to various formaldehyde exposure scenarios, including from composite wood products.
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
Material Capital Expenditures for Environmental Matters. We incurred approximately $84.4 million in capital expenditures for the year ended December 31, 2015, relating to the installation of a selective catalytic reduction (“SCR”) unit for nitrogen oxide control; the installation of a saturator column system to improve plant efficiency, decrease nitrogen oxide emissions and decrease wastewater treatment from distillation; and the installation of a new flare to decrease carbon monoxide emissions during start-ups and shutdowns of our facility. These capital expenditures assist us in complying with federal, state and local environmental, health and safety regulations. None of the capital expenditures incurred during the year ended December 31, 2016, were related to environmental matters.
On December 20, 2016 we became ISO 14001 certified. ISO 14000 (which includes ISO 14001) is an international standard on environmental management developed by the International Organization for Standardization that was developed to help organizations manage the environmental impacts of their processes, products and services. ISO 14001 defines an approach to setting and achieving environmental objectives and targets, within a structured management framework.

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
On March 1, 2016 we achieved Star status in OSHA's Voluntary Protection Program (“VPP”). OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs.
Employees
We are managed and operated by the board of directors and executive officers of OCI GP LLC, our general partner. Neither we nor our subsidiary have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our general partner or its affiliates. Our general partner and its affiliates have approximately 121 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.
Insurance
Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We are currently insured under casualty, environmental, property and business interruption insurance policies. The following conversions from Euros to U.S. dollars with respect to our insurance policies are based on a conversion rate of €1.00 to $1.0569 as of February 24, 2017, reported by the Financial Times, London Edition. The property and business interruption insurance policies have a combined loss limit of €750 million (or approximately $792.7 million) which is placed in three layers. The primary layer has a loss limit of €200 million (or approximately $211.4 million), with a deductible of €4 million (or approximately $4.2 million) for physical damage. The first excess layer of the property and business interruption insurance policy has a loss limit of €250 million (or approximately $264.2 million) for all risks coverage and the second excess layer has a loss limit of €300 million (or approximately $317.1 million) for damage caused by fire, lightning, explosion or aircraft. Business interruption losses under the primary layer are subject to a time element 45-day-equivalent-deductible per occurrence.
Our primary property policy provides coverage on an all risk basis and contains a number of sub-limits, such as a full primary limit of $228.1 million for losses due to business interruptions caused by machinery breakdown and a sub-limit of $79.8 million for damage caused by a named windstorm, with a $16.5 million deductible per occurrence as a first excess layer and a stand-alone deductible buy-down policy limit of $34.7 million per occurrence provides coverage as the primary layer. In addition, our current named windstorm policy contains an additional limit second excess layer of $131.1 million for damage caused by named windstorms to be triggered once the $79.8 million first excess layer and the stand-alone primary deductible buy down policy limit of $34.7 million is consumed, which increases our coverage up to $195.2 million for damage caused by a named windstorm. We are fully exposed to all losses in excess of the applicable limits and sub-limits of our policies. We are also exposed to losses due to business interruptions caused by machinery breakdown of fewer than 45 days per occurrence and losses due to property damage that are less than $4.6 million per occurrence.
With regard to environmental claims due to pollution, we currently have a policy limit of $25.0 million, and this policy has a deductible of $250,000. Our current construction floater policy contains a specific limit of $20.0 million for losses incurred during the construction of any equipment or facilities at our site. We continue to evaluate our policy limits and risk retentions as they relate to the overall cost and scope of our insurance program.
Financial Information about Geographical Areas
We have no international activities. For all periods included in this report, all of our revenue was derived from operations conducted in, and all of our assets were located in, the U.S.

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
ITEM 1A.    RISK FACTORS
Set forth below are certain risk factors related to the Proposed Transaction, our business, our partnership structure and tax matters. Actual results could differ materially from those anticipated as a result of these and various other factors, including those set forth in our other periodic and current reports filed with the SEC from time to time. If any risks or uncertainties develop into an actual event, our business, financial condition, cash flow or results of operations could be materially adversely affected. In that case, the trading price of our common units could decline and you could lose all or part of your investment. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flow and ability to make cash distributions to our unitholders.
Risks Relating to the Proposed Transaction
OCIP and the other parties will incur substantial transaction-related costs in connection with the Proposed Transaction.
OCIP and the other parties to the Proposed Transaction expect to incur a number of non-recurring transaction-related costs associated with the Proposed Transaction. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. A significant portion of these transaction costs will be incurred even if the Proposed Transaction is not completed.
Failure to reach a definitive agreement to accomplish the Proposed Transaction could negatively affect the trading price of OCIP common units and the future business and financial results of OCIP.
If we fail to enter into a definitive agreement with OCI to accomplish the Proposed Transaction, we may face negative reactions from the financial markets, including declines in the price of OCIP common units. Additionally, the future business and financial results of OCIP could be negatively affected if the attention of OCIP's management is diverted to the Proposed Transaction rather than its own operations and the pursuit of other opportunities that could have been beneficial to OCIP.

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
Investors who are looking for an investment that will pay regular and predictable quarterly distributions should not invest in our common units. We expect our business performance will be more volatile, and our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships. As a result, the amount of our quarterly cash distributions, if any, will be volatile and are expected to vary quarterly and annually. For example, we did not pay any quarterly cash distributions with respect to the quarters ended March 31, 2015, June 30, 2015, June 30, 2016, September 30, 2016, or December 31, 2016. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to maintain or increase quarterly cash distributions over time. The amount of our quarterly cash distributions will be directly dependent on the performance of our business, which is subject to volatility. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. Additionally, ammonia and natural gas prices are volatile, and seasonal and global fluctuations in demand for nitrogen fertilizer products and other ammonia-based products could affect our revenues. Because our quarterly cash distributions will be subject to significant fluctuations directly related to the cash we generate after payment of our fixed and variable expenses and other cash reserves established by our general partner, future quarterly cash distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero. Given the volatile nature of our business, we expect that our unitholders will have direct exposure to fluctuations in the price of methanol and ammonia and the cost of natural gas.

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.
You should be aware that the amount of cash we have available for distribution depends primarily on our cash flow and not solely on our profitability, which may be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes. Please read “Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.”
The board of directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all.
Under our current cash distribution policy, we intend to distribute 100% of the cash available for distribution that we generate each quarter to unitholders of record on a pro rata basis. However, the board of directors may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters. For example, we did not pay any quarterly cash distributions with respect to the quarters ended March 31, 2015, June 30, 2015, June 30, 2016, September 30, 2016, or December 31, 2016.
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

For example, during the year ended December 31, 2016, our methanol and ammonia production units were shut down for 8 days and 26 days, respectively, due to an underground cooling water line leakage, repairs to our methanol reformer, an electrical power outage caused by our electrical power provider and repairs to our steam turbine of the methanol syngas compressor. During the year ended December 31, 2015, our methanol and ammonia production units were shut down for a total of 93 days and 96 days, respectively, partially due to taking our ammonia and methanol production units offline for 71 days and 82 days, respectively, in order to complete the debottlenecking project. In addition, we also experienced unplanned downtime after the completion of the debottlenecking project of approximately 25 days in the ammonia production unit and approximately 11 days in the methanol production unit due to an internal failure of the steam turbine and an electrical power outage caused by our electrical power provider. The steam turbine repairs in 2015 were covered under warranty. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational Factors—Facility Reliability.”
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
A major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life. If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under casualty, environmental, property and business interruption insurance policies. The following conversions from Euros to U.S. dollars with respect to our insurance policies are based on a conversion rate of €1.00 to $1.0569 as of February 24, 2017, reported by the Financial Times, London Edition. The property and business interruption insurance policies have a combined loss limit of €750 million (or approximately $792.7 million) which is placed in three layers. The primary layer has a loss limit of €200 million (or approximately $211.4 million), with a deductible of €4 million (or approximately $4.2 million) for physical damage. The first excess layer of the property and business interruption insurance policy has a loss limit of €250 million (or approximately $246.2 million) for all risks coverage and the second excess layer has a loss limit of €300 million (or approximately $317.1 million) for damage caused by fire, lightning, explosion or aircraft. Business interruption losses under the primary layer are subject to a time element 45-day-equivalent-deductible per occurrence.

Our primary property policy provides coverage on an all risk basis and contains a number of sub-limits, such as a full primary limit of $228.1 million for losses due to business interruptions caused by machinery breakdown and a sub-limit of $79.8 million for damage caused by a named windstorm, with a $16.5 million deductible per occurrence as a first excess layer and a stand-alone deductible buy-down policy limit of $34.7 million per occurrence provides coverage as the primary layer. In addition, our current named windstorm policy contains an additional limit second excess layer of $131.1 million for damage caused by named windstorms to be triggered once the $79.8 million first excess layer and the stand-alone primary deductible buy down policy limit of $34.7 million is consumed, which increases our coverage up to $195.2 million for damage caused by a named windstorm. We are fully exposed to all losses in excess of the applicable limits and sub-limits of our policies. We are also exposed to losses due to business interruptions caused by machinery breakdown of fewer than 45 days per occurrence and losses due to property damage that are less than $4.6 million per occurrence.
With regard to environmental claims due to pollution, we currently have a policy limit of $25.0 million, and this policy has a deductible of $250,000. Our current construction floater policy contains a specific limit of $20.0 million for losses incurred during the construction of any equipment or facilities at our site. We continue to evaluate our policy limits and risk retentions as they relate to the overall cost and scope of our insurance program.
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
The methanol business is a highly competitive commodity industry, and prices are affected by supply and demand fundamentals and global energy prices. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. New methanol plants are expected to be built in the United States, and this will increase overall production capacity. Methanex and the Celanese-Mitsui joint venture have brought their new methanol facilities online in the last two years and OCI is currently in the construction phase on its 1.8 million metric ton Natgasoline methanol facility in Beaumont, Texas, which is expected to commence operations later in 2017. In addition, Big Lake Fuels, S. Louisiana Methanol, Yuhuang Chemical and Lake Charles Methanol have each announced plans to construct methanol plants in the U.S. Gulf Coast region over the next few years, which, if constructed, would increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. Additional methanol supply can also become available in the future by restarting idle methanol plants, carrying out major expansions of existing plants or debottlenecking existing plants to increase their production capacity. Historically, higher-cost plants have been shut down or idled when methanol prices are low, but there can be no assurance that this practice will occur in the future or that such plants will remain idle. Relatively low prices for natural gas have led to reduced idling at the current time.

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
Our business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in Trinidad with respect to methanol and in the Persian Gulf, the Asia-Pacific region, the Caribbean, Russia and the Ukraine with respect to ammonia. Both methanol and ammonia are global commodities, with little product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Most significantly, producers in Trinidad have historically been the largest suppliers of methanol to the United States. These companies have significant experience and expertise in production, transportation, marketing and sales of methanol in the United States. Some competitors have greater total resources and are less dependent on earnings from methanol or ammonia sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Methanex and the Celanese-Mitsui joint venture have brought their new methanol facilities online in the last two years and OCI is currently in the construction phase on its 1.8 million metric ton Natgasoline methanol facility in Beaumont, Texas, which is expected to commence operations later in 2017. In addition, Big Lake Fuels, S. Louisiana Methanol, Yuhuang Chemical and Lake Charles Methanol have each announced plans to construct methanol plants in the U.S. Gulf Coast region over the next few years, which, if constructed, would increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. On the ammonia side, there have been significant capacity additions in the U.S. Gulf Coast region including CF Industries' Donaldsonville plant and Dyno Nobel's ammonia plant in Louisiana. In addition, BASF/Yara are projecting to commission an ammonia plant later in 2017 in Freeport, Texas, which would compete directly with our facility, and other companies and developers have announced plans to construct new ammonia and nitrogen facilities in the U.S. If we are unable to provide customers with a reliable supply of methanol or ammonia at competitive prices, we may lose market share to our competitors, which could have an adverse impact on our results of operations, financial condition and ability to make cash distributions.
Our profitability is vulnerable to fluctuations in the cost of natural gas, our primary feedstock.
Our profitability is significantly dependent on the cost of our natural gas feedstock, and a significant increase in the price of natural gas would adversely affect our ability to operate our facility on a profitable basis. In recent history, the price of natural gas has been very volatile, with prices at the New York Mercantile Exchange (“NYMEX”) pricing point, Henry Hub, spiking to near-record high prices in 2008 and approaching seventeen-year lows at the beginning of 2016. This is due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the U.S. and global economies, and other factors. We currently procure our natural gas through two main suppliers, Kinder Morgan and Houston Pipe Line Company, through supply agreements that are based on spot pricing, making us susceptible to fluctuations in the price of natural gas. In addition, our facility is connected to natural gas pipelines owned by Florida Gas Transmission and DCP Midstream Partners, LP. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2016. A hypothetical increase or decrease of $1.00 per MMBtu of natural gas would increase or decrease our annual cost of goods sold (exclusive of depreciation) by approximately $40.2 million to $43.8 million. A material increase in natural gas prices could materially and adversely affect our results of operations, financial condition and ability to make cash distributions.
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
Some of our customers use methanol that we supply to manufacture formaldehyde, among other chemicals. Formaldehyde currently represents the largest single demand use for methanol in the United States. Formaldehyde, a component of resins used as wood adhesives and as a raw material for engineered plastics and a variety of other products, including elastomers, paints, building products, foams, polyurethane and automotive products, has been classified as a known human carcinogen by the International Agency for Research on Cancer and as a probable human carcinogen by the EPA. On July 7, 2010, President Obama signed the Formaldehyde Standards for Composite Wood Products Act into law, which establishes limits for formaldehyde emissions from composite wood products and requires EPA to evaluate and establish limits for other types of wood products. In December 2016, EPA finalized a regulation to implement this Act with two components: (1) formaldehyde emissions standards for hardwood plywood, medium-density fiberboard, particleboard, and finished goods containing these products that are sold, supplied, offered for sale, or manufactured (including imported) in the United States and (2) a third-party certification program to assure compliance by composite wood panel producers with the formaldehyde emissions limits established directly in the Act. EPA continues to state publicly that it plans to finalize these regulations, but has not yet done so. As of April 1, 2015, formaldehyde was reclassified in the European Union as a category 1B carcinogen and category 2 mutagen. No decision has yet been made, however, whether this reclassification will result in restrictions under the Regulation on Registration, Evaluation, Authorization and Restrictions of Chemicals in the European Union, including in particular whether formaldehyde should be designated as a Substance of Very High Concern Candidate. Changes in environmental, health and safety laws, regulations or requirements relating to formaldehyde could impact methanol demand, which could indirectly have a material adverse effect on our business.
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
Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA is also moving forward with various related regulatory actions, including approving various new regulations that, among other things, may require green completions of certain hydraulically fractured wells and reduce emissions of methane and volatile organic compounds from certain sources in the oil and gas sector. We do not believe these new regulations will have a direct effect on our operations, but because oil and/or natural gas production using hydraulic fracturing is growing rapidly in the United States, if new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and an increase in the price of natural gas. An increase in the price of natural gas could adversely affect our gross margins. In addition, a significant and sustained increase in domestic natural gas prices could make it more attractive for international producers of methanol and ammonia to import their products into the United States, which competition could adversely affect our results of operations, financial condition and ability to make cash distributions.

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
Our operations depend in large part on the performance of third-party suppliers, including Kinder Morgan, Florida Gas Transmission, Houston Pipeline Company, Air Products and Air Liquide for the supply of natural gas, hydrogen and nitrogen. Our ability to obtain natural gas and other inputs necessary for the production of methanol and ammonia is dependent upon the availability of these third parties’ pipeline systems interconnected to our facility. Because we do not own these pipelines, their continuing operation is not within our control. These pipelines may become unavailable for a number of reasons, including testing, maintenance, capacity constraints, accidents, government regulation, weather-related events or other third-party actions. If third-party pipelines become partially or completely unavailable, our ability to operate could be restricted and the transportation costs of our feedstock supply could increase, thereby reducing our profitability. In addition, should any of our third-party suppliers fail to perform in accordance with existing contractual arrangements, our operations could be forced to halt. Alternative sources of supply could be difficult to obtain. Any downtime associated with our operations, even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Delays, interruptions or other limitations in the transportation of the products we produce could affect our operations.
Transportation logistics play an important role in allowing us to supply products to our customers. Any significant delays, interruptions or other limitations on the ability to transport our products could negatively affect our operations. Currently, approximately 41% of our methanol and approximately 79% of our ammonia is transported by barge along the Gulf Coast, approximately 53% of our methanol and approximately 12% of our ammonia is transported directly to certain customers through their pipelines and approximately 6% of our methanol and approximately 9% of our ammonia is transported to certain customers through our truck loading facilities. We may experience risks associated with distribution of our products by barge, pipelines or truck. Delays and interruptions may be caused by weather-related events, including hurricanes that would prevent the operation of barges for transport of our methanol and ammonia. Transport by pipeline may be interrupted because of accidents, earthquakes, hurricanes, governmental regulation, terrorism or other third-party actions. A significant increase in fuel prices could increase the costs incurred by our customers who transport our products by truck, which could decrease the volume of methanol and ammonia transported through our truck loading facilities. Prolonged interruptions in the transport of our products by barge or pipeline, or a reduction in the volume of methanol and ammonia transported through our truck loading facilities, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Our customers purchase our methanol and ammonia on an FOB shipping point basis at our facility and then arrange and pay to transport it to their final destinations by barge according to customary practice in our market. Methanol and ammonia are also distributed to certain customers through pipelines connected directly to their facilities. However, in the future, our customers’ transportation needs and preferences may change and our customers may no longer be willing or able to transport purchased product from our facility or accept our product through their pipelines. In the event that our competitors are able to transport their products more efficiently or cost effectively than we do or work with our customers to develop direct pipelines to those customers, those customers may reduce or cease purchases of our products. If this were to occur, we could be forced to make a substantial investment in transportation capabilities to meet our customers’ delivery needs, and this would be expensive and time consuming. We may not be able to obtain transportation capabilities on a timely basis or at all, and our inability to provide transportation for products could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

We currently derive substantially all of our revenues from a limited number of customers, and the loss of any of these customers without replacement on comparable terms would affect our results of operations, financial condition and ability to make cash distributions.
We derive, and believe that we will continue to derive, substantially all of our revenues from a limited number of customers. For the year ended December 31, 2016, Methanex, Koch and IOC accounted for approximately 35%, 24%, and 14%, respectively, of our total revenues. Our customers, at any time, may decide to purchase fewer metric tons of methanol or ammonia from us. If our customers decide to purchase fewer metric tons of methanol or ammonia or at lower prices, and we are unable to find replacement counterparties on terms as favorable as our current arrangements, our results of operations, financial condition and ability to make cash distributions may be materially adversely affected.
We compete with certain of our customers which may result in conflicts of interest between us and those customers.
In 2016, we competed, and have historically competed with certain of our customers, including Methanex and Koch. As competitors, our customers may take actions that would not be in our best interest. These customers may determine that it is strategically advantageous for them to reduce purchases of our product. In addition, they may sell our product to our other customers in an effort to reduce our market share. Any of these actions by our customers could have an adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring our GHG emissions from our facility and have reported the emissions to the EPA beginning in 2011. On December 7, 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when certain large stationary sources, such as our facility, must obtain permits under the PSD and Title V programs of the CAA. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, such as our debottlenecking project, the facility would need to evaluate and install BACT for its GHG emissions. The TCEQ has since been authorized by the EPA to implement a greenhouse gas permitting program.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions ("Paris Accord"). The Paris Accord entered into force in November 2016. The United States is one of over 70 countries that has ratified or otherwise indicated its intent to be bound by the agreement. To the extent the United States implements the Paris Accord in addition to the GHG regulations, it could have an adverse impact on our operations.
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
Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. As of March 13, 2017, our current debt service requirements on an annualized basis are approximately $23.5 million per year of interest and principal payments on our Term Loan B Credit Facility, approximately $1.4 million per year of interest and commitment fees on our Revolving Credit Facility, approximately $1.0 million per year of interest and commitment fees on our Revolving Credit Facility—Related Party, and approximately $16.8 million per year of interest on our Term Loan Facility—Related Party. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash to fund our working capital requirements, capital expenditures, debt service requirements and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay the principal of or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, we cannot assure you that any such alternatives would be feasible or prove adequate.

Restrictions in the agreements governing our current and future indebtedness contain or likely will contain significant limitations on our business operations, including our ability to pay distributions and other payments.
As of December 31, 2016, we had $471.3 million of debt outstanding, excluding an unamortized debt discount of approximately $6.2 million. We and OCIB may incur significant additional indebtedness in the future. Our ability to pay distributions to our unitholders will be subject to covenant restrictions under the agreements governing our indebtedness. We expect that our ability to make distributions to our unitholders will depend, in part, on our ability to satisfy applicable covenants as well as the absence of a default or event of default under the agreements governing our indebtedness. If we were unable to comply with any such covenant restrictions in any quarter, our ability to pay distributions to unitholders would be curtailed. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
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
OCI indirectly owns a non-economic general partner interest and a 79.88% limited partner interest in us and indirectly owns and controls our general partner. Additionally, OCI USA, an indirect wholly-owned subsidiary of OCI, is the lender under the Term Loan Facility—Related Party and Revolving Credit Facility—Related Party, under which we had $200.0 million and $35.0 million of borrowings, respectively, as of December 31, 2016. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, OCI. Conflicts of interest may arise between OCI and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including OCI, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires OCI to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by OCI to increase or decrease production, shut down or reconfigure our plant, pursue certain sales decisions, pursue and grow particular markets, or undertake acquisition opportunities for itself. OCI’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of OCI;

•	OCI may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•	as a lender under the Term Loan Facility—Related Party and Revolving Credit Facility—Related Party, OCI USA, may have interests that differ from holders of our common units;

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

•	our general partner will determine which costs incurred by it are reimbursable by us;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions;

•	our ability to pay distributions may be limited in order to repay the Term Loan Facility—Related Party and the Revolving Credit Facility—Related Party;

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
Our unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding units voting together as a single class is required to remove our general partner. As of March 13, 2017, our general partner and its affiliates own 79.88% of the common units issued and outstanding.
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

Pursuant to final Treasury Regulations recently issued by the IRS and the U.S. Department of the Treasury, income derived from the production and marketing of methanol does not constitute “qualifying income” following the expiration of a ten-year transition period.
On January 24, 2017, the IRS and the U.S. Department of the Treasury published final Treasury Regulations promulgated under the Internal Revenue Code of 1986, as amended (the “Code”) that provide guidance regarding whether income earned from certain activities will constitute qualifying income. Pursuant to these final Treasury Regulations, income earned from the production and marketing of methanol and synthesis gas does not constitute qualifying income. These Treasury Regulations apply to taxable years beginning on or after January 19, 2017. We previously received a private letter ruling from the IRS concluding that the income we earn from the production and marketing of methanol and synthesis gas does constitute qualifying income, and we may continue to rely on this private letter ruling and treat such income as qualifying income during a ten-year transition period ending on the last day of our taxable year ending on or after January 19, 2027. After the conclusion of this ten-year transition period, all or part of our businesses may become subject to federal income tax at the maximum corporate rate, which would have a material adverse effect on our distributable cash flow and our ability to make cash distributions to our unitholders. In addition, the market price of our common units may decline significantly following, or in anticipation of, the expiration of this transition period. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Potential Impact of Final IRS Regulations Regarding Qualifying Income” for a more detailed discussion of the final Treasury Regulations and their potential impact on us and our unitholders.
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
Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations promulgated under the Code, referred to as “Treasury Regulations.” A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. Treasury Regulations permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
ITEM 3.    LEGAL PROCEEDINGS
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in note 10 — “Commitments, Contingencies and Legal Proceedings” to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our business, financial condition or results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units began trading on the NYSE under the symbol “OCIP” on October 4, 2013. On March 3, 2017, the closing price for our common units was $10.00 per unit. The number of unitholders of record as of March 3, 2017 was 3. Based upon the securities position listings maintained for our common units by registered clearing agencies, we estimate the number of beneficial owners is 62. As of March 13, 2017, there were 86,997,590 common units outstanding.
The following table sets forth the range of high and low closing prices for our common units as reported by the NYSE:

Year Ended December 31, 2016	High	Low
Fourth Quarter, ended December 31, 2016	$8.40	$4.95
Third Quarter, ended September 30, 2016	$8.03	$5.71
Second Quarter, ended June 30, 2016	$8.10	$6.25
First Quarter, ended March 31, 2016	$7.76	$6.13

Year Ended December 31, 2015	High	Low
Fourth Quarter, ended December 31, 2015	$10.25	$5.94
Third Quarter, ended September 30, 2015	$18.73	$9.80
Second Quarter, ended June 30, 2015	$18.71	$16.57
First Quarter, ended March 31, 2015	$18.20	$15.02
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
We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distributions or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. As such, cash available for distribution for each quarter will be determined by the board of directors of our general partner following the end of such quarter. Cash available for distribution is not a recognized term under GAAP. Cash available for distribution should not be considered in isolation or as an alternative to net income (loss) or operating income (loss), as a measure of operating performance. In addition, cash available for distribution is not presented as, and should not be considered an alternative to, cash flows from operations or as a measure of liquidity. Cash available for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

The following table provides a reconciliation of EBITDA and cash available for distribution to net loss, the most directly comparable GAAP financial measure, for the period indicated:

Three Months Ended December 31, 2016
(in millions, except per unit data)
Reconciliation of Net loss to EBITDA
Net loss	(17.4)
Adjustments:
Add:
Interest expense	16.3
Interest expense – related party	1.5
Income tax expense	0.2
Depreciation expense	15.3
EBITDA	15.9
Reconciliation of EBITDA to Cash available for distribution
EBITDA	15.9
Adjustments:
Less:
Debt service (1)	11.3
Maintenance and expansion capital expenditures
Capital expenditures	2.2
Reserves for future turnarounds	1.5
Reserves for future operating or capital needs	0.7
Taxes	0.2
Rounding for distributions	—
Cash available for distribution	—
Actual cash distributions paid	—

(1)
Debt service is defined as (i) cash interest paid on long-term debt and revolving credit facilities, plus (ii) mandatory quarterly repayments on the Term Loan B Credit Facility, plus (iii) a 0.5% commitment fee on the unused portion of the $40.0 million Revolving Credit Facility—Related Party, plus (iv) a 1.4% commitment fee on the unused portion of the $40.0 million Revolving Credit Facility, plus (v) any up-front fees, transactions costs, etc. related to indebtedness. Debt service excludes amortization of deferred financing costs.

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

A summary of cash distributions paid to unitholders during the years ended December 31, 2016, 2015 and 2014 and has been included in note 13 — “Distributions” to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report.

The terms of our Term B Credit Facility provide that distributions from us and OCIB are permitted so long as (1) no event of default shall have occurred and be continuing and (2) OCIB has been in compliance with the terms of the Term B Credit Facility, including its financial covenants on a pro forma basis for the most recently completed four fiscal quarters as of the date of such distribution. As of December 31, 2016, we are in compliance with all of these covenants. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
Long-Term Incentive Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under our long-term incentive plan ("LTIP").
Issuer Purchases of Equity Securities
We did not repurchase any of our common units during the year ended December 31, 2016, and we do not have any announced or existing plans to repurchase any of our common units.

ITEM 6.    SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected financial information presented below under the caption “Statements of Operations Data” for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 and the selected financial information presented below under the caption “Balance Sheet Data” as of December 31, 2016 and 2015 have been derived from our audited financial statements included elsewhere in this report. The data below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The data below is in thousands, except for per unit data and product pricing.

	Years Ended December 31,
	2016	2015	2014	2013	2012
STATEMENTS OF OPERATIONS DATA
Revenues	$247,234	$298,690	$402,780	$427,964	$224,629
Revenues—related party	10,995	10,753	—	—	—
Total revenue	258,229	309,443	402,780	427,964	224,629

Cost of goods sold (exclusive of depreciation)	162,810	149,463	205,529	188,630	133,430
Cost of goods sold (exclusive of depreciation)—related party	16,259	16,353	13,266	2,324	—
Total cost of goods sold (exclusive of depreciation)	179,069	165,816	218,795	190,954	133,430

Selling, general and administrative	15,856	16,906	17,928	18,088	9,910
Selling, general and administrative—related party	4,160	4,326	4,428	8,686	5,070
Total selling, general and administrative expenses	20,016	21,232	22,356	26,774	14,980

Depreciation expense	61,441	49,663	23,105	22,229	11,355
Income (loss) from operations before interest expense, other income and income tax expense	(2,297)	72,732	138,524	188,007	64,864
Interest expense	45,096	20,018	18,250	16,684	5,718
Interest expense—related party	1,777	203	203	14,038	6,469
Loss on extinguishment of debt	—	—	—	6,689	—
Other income	(577)	123	941	5,154	202
Income (loss) from operations before tax expense	(49,747)	52,634	121,012	155,750	52,879
Income tax expense	806	613	1,564	1,399	1,048
Net income (loss)	$(50,553)	$52,021	$119,448	$154,351	$51,831
Net income subsequent to initial public offering (October 9, 2013 through December 31, 2013)				$47,380
Net income (loss) per common unit—Basic and Diluted(1)	$(0.58)	$0.61	$1.48	$0.59
Weighted-average units used to compute net income (loss) per common unit:
Basic and Diluted	86,997,590	85,970,912	80,918,531	79,656,250

	Years Ended December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA
Cash and cash equivalents	$8,080	$13,238	$71,810	$182,977	$41,708
Total assets	663,742	733,610	664,317	604,380	405,345
Total liabilities	510,491	496,747	476,253	453,009	349,227
Total partners’ capital/member’s equity	153,251	236,863	188,064	151,371	56,118
OTHER FINANCIAL DATA
EBITDA(2)	$58,567	$122,518	$162,570	$215,390	$76,421
Capital expenditures for property, plant and equipment	6,785	233,540	152,160	52,634	193,965
Total debt (excluding accrued interest)	465,228	450,193	381,557	394,876	295,482
KEY OPERATING DATA
Products sold (thousand tons):
Ammonia	325.1	234.2	252.2	259.2	221.8
Methanol—procured	—	—	—	3.6	51.2
Methanol—produced	818.7	644.8	614.2	652.0	201.0
Products pricing (average dollars per ton):
Ammonia	$258	$425	$503	$525	$581
Methanol—procured	—	—	—	$447	$398
Methanol—produced	$213	$325	$449	$444	$375
Production (thousand tons):
Ammonia	331.5	234.7	259.2	259.8	215.3
Methanol	823.0	652.3	617.0	642.8	217.8
Days in Operations:
Ammonia	358	269	338	344	333
Methanol	340	272	320	336	130
Capacity Utilization Rate(3):
Ammonia	100%	89%	98%	98%	81%
Methanol	90%	94%	85%	88%	59%
Price of Natural Gas(4):	2.57	2.73	4.52	3.78	3.30
_____________________________________

(1)
The 2013 amounts represent basic and diluted earnings per unit for the period from October 9, 2013 (the closing of our IPO) through December 31, 2013. Please see note 1— “Description of Business” in the notes to consolidated financial statements included in this report for additional information.

(2)
EBITDA is defined as net income (loss) plus (i) interest expense and other financing costs, (ii) depreciation expense, (iii) income tax expense and (iv) net loss on extinguishment of debt. We present EBITDA because it is a material component in our calculation of cash available for distribution. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

(4)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period.
EBITDA is a non-GAAP measure and should not be considered an alternative to net income (loss), operating income (loss), net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, EBITDA presented by other companies may not be comparable to our presentation, since each company may define this term differently.
The table below reconciles EBITDA to net income (loss) for the periods ended December 31, 2016, 2015, 2014, 2013 and 2012 (dollars in thousands).

	Years Ended December 31,					October 9, 2013 through December 31, 2013
	2016	2015	2014	2013	2012
Net income (loss)	$(50,553)	$52,021	$119,448	$154,351	$51,831	$47,380
Add:
Interest expense	45,096	20,018	18,250	16,684	5,718	4,574
Interest expense—related party	1,777	203	203	14,038	6,469	1,353
Depreciation expense	61,441	49,663	23,105	22,229	11,355	5,124
Income tax expense (benefit)	806	613	1,564	1,399	1,048	(44)
Loss on extinguishment of debt	—	—	—	6,689	—	3,035
EBITDA	$58,567	$122,518	$162,570	$215,390	$76,421	$61,422

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
Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately 55% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, and also paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Energy-related applications consume the remaining 45% of methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”), methyl tertiary-butyl ether (“MTBE”) and methanol-to-olefins (“MTO”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.
Proposed Transaction
On December 6, 2016, OCIP received a proposal from OCI pursuant to which OCI would acquire the publicly held common units not already directly or indirectly owned by OCI in a stock for unit exchange. Subject to negotiation and execution of a definitive agreement, OCI is proposing consideration of 0.5200 OCI shares for each issued and outstanding publicly-held common unit of OCIP as part of a transaction that would be structured as a merger of OCIP with an indirect wholly-owned subsidiary of OCI. There can be no assurance that any discussions that may occur between us and OCI in connection with the proposal will result in the entry into a definitive agreement concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION
Our historical results of operations for periods prior to the completion of our debottlenecking project are not comparable with our results of operations for the year ended December 31, 2016 or in the future for the reason discussed below.
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
As part of our debottlenecking project, we completed the following:

•	installed a selective catalytic reduction unit;

•	replaced reformer tubes, which resulted in increased synthesis gas production;

•	installed a pre-reformer;

•	installed a saturator;

•	installed an additional flare;

•	modified the synthesis gas compressor and steam turbine to handle the increased volume of synthesis gas;

•	modified the convection section and the heat exchangers;

•	replaced refractories;

•	increased the capacity of the synthesis gas compressor and the refrigeration compressor on our ammonia production unit and replaced several heat exchangers and vessels to handle the higher volume; and

•	replaced and/or refurbished equipment that caused unplanned downtime.
Our depreciation expense has increased from the additional assets placed into service from our debottlenecking project. In addition, due to the increase in our production capacity, our production volumes and cost of goods sold are greater in subsequent periods following the completion of the debottlenecking project than in prior periods. Thus, our results of operations for periods prior to and after the completion of our debottlenecking project may not be comparable.
Key Industry and Operational Factors
Supply and Demand
Revenues and cash flow from operations are significantly affected by methanol and ammonia prices. The price at which we ultimately sell our methanol and ammonia depends on numerous factors, including the global supply and demand for methanol and ammonia.
Methanol. The primary use of methanol is to make other chemicals, with approximately 55% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting.

Energy-related applications consume the remaining 45% of global methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of DME, MTBE and MTO, particularly in China. The development of the MTO segment in China has grown by approximately 48% from 2015 to 2016, causing China to become increasingly reliant on imported methanol. China's methanol imports totaled 7.9 million tons in 2016 compared to 5.5 million tons in 2015, which is a 44% increase in imported methanol. Methanol blending in gasoline is currently not permitted in the United States, but outside of the United States, methanol is used as a direct fuel for automobile engines, as a fuel blended with gasoline and as an octane booster in reformulated gasoline.
Historically, demand for methanol in chemical derivatives has been closely correlated to levels of global economic activity, energy prices and industrial production. Because methanol derivatives are used extensively in the building industry, demand for these derivatives rises and falls with building and construction cycles, as well as the level of production of wood products, housing starts, refurbishments and related customer spending. Demand for methanol is also affected by automobile production, durable goods production, industrial investment and environmental and health trends. Since methanol is used as the feedstock in the production of olefins, the polyolefin markets and its drivers, in particular packaging for food, are becoming more important. Methanol is predominately produced from natural gas, but is also produced from coal, particularly in China. Lower natural gas prices have resulted in an increase in methanol supply in the United States.
The methanol industry experienced a wave of global plant closures between 1998-2007 due to high natural gas prices as well as generally weaker demand for chemicals. During this period, numerous U.S. methanol facilities were shut down or relocated to other countries, resulting in the inability of current U.S. production capacity to meet current U.S. methanol demand. However, a long period of low natural gas prices in the United States has made it economical for companies to upgrade existing plants and initiate construction of new methanol and nitrogen projects. Methanex and the Celanese-Mitsui joint venture have brought their new methanol facilities online in the last two years and OCI N.V. (“OCI”) is currently in the construction phase on its 1.8 million metric ton Natgasoline methanol facility in Beaumont, Texas which is expected to commence operations later in 2017. In addition, Big Lake Fuels, S. Louisiana Methanol, Yuhuang Chemical and Lake Charles Methanol have each announced plans to construct methanol plants in the U.S. Gulf Coast region over the next few years, which, if constructed, would increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. However, over the past few years, several methanol projects have been canceled or not proceeded as a result of higher capital expenditure estimates than originally anticipated, among other reasons. Nevertheless, it is expected that the U.S. will become self-sufficient in the next few years, eventually becoming a net exporter.
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
The ammonia industry experienced a wave of global plant closures during 1998-2007 due to high natural gas prices. During this period, numerous U.S. ammonia facilities were shut down or relocated to other countries, resulting in the inability of current U.S. production capacity to meet current U.S. ammonia demand, which ultimately led to higher imports into the United States of ammonia and nitrogen fertilizers. More recently, the development of low-cost shale natural gas reserves in the United States has reduced the price of natural gas and has made it economical for companies to upgrade existing ammonia and nitrogen fertilizer plants and initiate construction of new ammonia and nitrogen projects. There have been significant capacity additions in the U.S. Gulf Coast region including CF Industries' Donaldsonville plant and Dyno Nobel's ammonia plant in Louisiana. In addition, BASF/Yara are projecting to commission an ammonia plant later in 2017 in Freeport, Texas and other companies and developers have announced plans to construct new ammonia and nitrogen facilities in the U.S. However, over the past few years, several ammonia projects have been canceled or not proceeded as a result of higher capital expenditure estimates than originally anticipated, among other reasons; therefore, we expect the U.S. will remain a net importer of ammonia.

Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2016. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached seventeen-year lows at the beginning of 2016. In recent years, increased natural gas production from shale formations in the United States has increased domestic supplies of natural gas, resulting in a relatively low natural gas price environment. As a result, the competitive position of U.S. methanol and ammonia producers has been positively impacted relative to the competitive position of methanol and ammonia producers outside of the United States where the natural gas price environment is generally higher.
For the year ended December 31, 2016, natural gas feedstock costs represented approximately 54.5% of our total cost of goods sold (exclusive of depreciation), as compared to 49.3% during the year ended December 31, 2015. Set forth below is a table showing amount paid for natural gas, the quantity of MMBtus purchased and the average cost per MMBtu, for the periods presented.

	Amount spent on Natural Gas	Quantity Purchased	Average Cost per MMBtu
	(in millions)	(in MMBtu)	$/MMBtu
Year-ended December 31,
2016	$97.6	37,921,992	$2.57
2015	$81.7	29,959,223	$2.73
2014	$130.6	28,897,731	$4.52
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. We currently source natural gas from Kinder Morgan and Houston Pipe Line Company. In addition, our facility is connected to natural gas pipelines owned by Florida Gas Transmission and DCP Midstream Partners, LP. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.
According to the Short-Term Energy Outlook published by the Energy Information Administration (the "EIA") in February 2017, the Henry Hub natural gas spot price is expected to average $3.43 MMBtu during 2017 and $3.70 MMBtu in 2018. The EIA projects that U.S. total natural gas consumption will decrease by approximately 1% in 2017 and increase by approximately 3% in 2018. In 2018, the electric power and industrial sectors are the main drivers of consumption growth. During the same time period, U.S. natural gas production is expected to increase by approximately 2% in 2017 and 6% in 2018. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.
Product Sales Contracts
We currently are party to methanol sales contracts with several customers, including but not limited to Methanex and Southern Chemical Distribution, L.L.C. One of our customers is obligated to use best efforts to purchase a certain quantity of methanol from us each year, but generally our customers may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB shipping point basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the year ended December 31, 2016, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 35% and 17%, respectively, of our total revenues.

We are party to ammonia sales contracts with several customers, including but not limited to Interoceanic Corporation ("IOC") and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB shipping point basis when delivered by barge, pipeline, and our ammonia truck loading facility. The payment terms under our ammonia sales contacts are net 30 days. For the year ended December 31, 2016, ammonia sales contracts with IOC accounted for approximately 14% of our total revenues.
During the year ended December 31, 2016, we delivered approximately 53% of our total sales by barge, 40% of our total sales by pipeline, and approximately 7% of our total sales through our truck loading facilities.
Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is 907 metric tons per day for our ammonia production unit and 2,500 metric tons per day for our methanol production unit. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of December 31, 2016, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $500,000 to $600,000, per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
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
Potential Impact of Final IRS Regulations Regarding Qualifying Income
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
On January 24, 2017, the IRS and the U.S. Department of the Treasury published final Treasury Regulations promulgated under the Code that provide guidance regarding whether income earned from certain activities will constitute qualifying income. Pursuant to these final Treasury Regulations, income earned from the production and marketing of methanol and synthesis gas does not constitute qualifying income. These Treasury Regulations apply to taxable years beginning on or after January 19, 2017. We previously received a private letter ruling from the IRS concluding that the income we earn from the production and marketing of methanol and synthesis gas does constitute qualifying income, and we may continue to rely on this private letter ruling and treat such income as qualifying income during a ten-year transition period ending on the last day of our taxable year ending on or after January 19, 2027. This should allow us to maintain our treatment as a partnership for U.S. federal income tax purposes and to continue to execute our business strategy during the ten-year transition period.

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
Capacity Utilization
During the year ended December 31, 2016, our ammonia and methanol production units were in operation for 358 days and 340 days, respectively, as compared to 269 days and 272 days, respectively, during the year ended December 31, 2015. During the year ended December 31, 2016, our ammonia and methanol production units were shut down for 8 days and 26 days, respectively, due to an underground cooling water line leakage, repairs to our methanol reformer, an electrical power outage caused by our electrical power provider and repairs to our steam turbine of the syngas compressor. During the year ended December 31, 2015, our ammonia and methanol production units were shut down for 71 days and 82 days, respectively, in order to complete the debottlenecking project. We also experienced unplanned downtime after the completion of the debottlenecking project of approximately 25 days in the ammonia production unit and approximately 11 days in the methanol production unit due to an internal failure of the steam turbine and an electrical power outage caused by our electrical power provider. The steam turbine repairs in 2015 were covered under warranty.
We produced approximately 331,500 metric tons of ammonia and approximately 823,000 metric tons of methanol during the year ended December 31, 2016, representing capacity utilization rates of 100% and 90% for the ammonia and methanol production units, respectively, as compared to production of approximately 234,700 metric tons of ammonia and 652,300 metric tons of methanol during the year ended December 31, 2015, representing capacity utilization rates of 89% and 94% for the ammonia and methanol production units (excluding planned downtime associated with the debottlenecking project), respectively. During 2015, ammonia capacity utilization rates were lower than the comparable period due to the four-week ramp up of production once the ammonia production unit was restarted after the completion of the debottlenecking project. We began startup of the ammonia production facility on April 9, 2015 and reached daily ammonia production design capacity of 907 metric tons on May 5, 2015. During 2015, methanol capacity utilization rates were higher than the comparable period due to reduction in unplanned downtime from the reliability upgrades executed during the debottlenecking project.
EBITDA
EBITDA is defined as net income (loss) plus (i) interest expense and other financing costs, (ii) depreciation expense, (iii) income tax expense and (iv) net loss on extinguishment of debt. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•	our operating performance and return on invested capital compared to those of other publicly traded partnerships, without regard to financing methods and capital structure.
EBITDA should not be considered an alternative to net income (loss), operating income (loss), net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, EBITDA presented by other companies may not be comparable to our presentation because each company may define EBITDA differently.

RESULTS OF OPERATIONS
Comparison of the Results of Operations for the Years Ended December 31, 2016 and 2015:
Revenues

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Total revenues	$258,229	$309,443

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	325.1	$83,978	234.2	$99,443
Methanol	818.7	174,236	644.8	209,654
Other	—	15	—	346
Total	1,143.8	$258,229	879.0	$309,443
Our total revenues were approximately $258 million for the year ended December 31, 2016 compared to approximately $309 million for the year ended December 31, 2015. Our methanol revenues were approximately $174 million for the year ended December 31, 2016 compared to approximately $210 million for the year ended December 31, 2015, which is a 17% decrease. The decrease in methanol revenues is due to a decrease in the average sales price per metric ton of methanol, partially offset by higher methanol sales volumes. Our ammonia revenues were approximately $84 million for the year ended December 31, 2016 compared to approximately $99 million for the year ended December 31, 2015, representing a 15% decrease. The decrease in ammonia revenues is due to a decrease in the average sales price per metric ton of ammonia, partially offset by higher ammonia sales volumes for the year ended December 31, 2016 compared to the year ended December 31, 2015.
We sold approximately 818,745 metric tons of methanol during the year ended December 31, 2016 compared to approximately 644,819 metric tons of methanol during the year ended December 31, 2015, which represents an increase of 27%. The increase in methanol sales volumes was due to the corresponding increase in methanol production volumes, due to the production capacity additions from the debottlenecking project. In addition, during the year ended December 31, 2015, our methanol production unit was shut down for 82 days in order to complete the debottlenecking project. The average sales prices per metric ton of methanol sold during the year ended December 31, 2016 was $213 per metric ton compared to $325 per metric ton for the year ended December 31, 2015, representing a decrease of 34%. During 2016, increases in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, outpaced demand growth leading to a decline in our average methanol sales price. Sales of methanol comprised approximately 67.5% of our total revenues for the year ended December 31, 2016 compared to 67.8% of our total revenues for the year ended December 31, 2015.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Methanol Sales Prices
	2016	2015	2014
For the Three-Months Ended:
March 31	$189	$366	$529
June 30	$192	$362	$470
September 30	$214	$330	$394
December 31	$257	$282	$405
We sold approximately 325,155 metric tons of ammonia during the year ended December 31, 2016 compared to approximately 234,186 metric tons of ammonia during the year ended December 31, 2015, which represents an increase of 39%. The increase in ammonia sales volumes was due to the corresponding increase in ammonia production volumes, due to the production capacity additions from the debottlenecking project. In addition, during the year ended December 31, 2015, our ammonia production unit was shut down for 71 days in order to complete the debottlenecking project. The average sales prices per metric ton of ammonia sold during the year ended December 31, 2016 was $258 per metric ton compared to $425 per metric ton for the year ended December 31, 2015, which represents a decrease of 39%. The price decrease is attributed to global supply and demand variations. Prices have also been affected by additional nitrogen fertilizer production brought on line in North America during 2015 and 2016. Sales of ammonia comprised approximately 32.5% of our total revenues for the year ended December 31, 2016 compared to 32.1% of our total revenues for the year ended December 31, 2015.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Ammonia Sales Prices
	2016	2015	2014
For the Three-Months Ended:
March 31	$295	$509	$408
June 30	$301	$447	$511
September 30	$235	$418	$508
December 31	$199	$378	$568
Cost of Sales (exclusive of depreciation)

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$97,616	54.5%	$81,710	49.3%
Hydrogen	22,061	12.3%	18,637	11.2%
Nitrogen	10,194	5.7%	7,743	4.7%
Maintenance	17,520	9.8%	22,952	13.8%
Labor	16,064	9.0%	18,795	11.3%
Other	15,614	8.7%	15,979	9.7%
Total	$179,069	100.0%	$165,816	100.0%
Cost of goods sold (exclusive of depreciation) was approximately $179 million and 69% of revenue for the year ended December 31, 2016 compared to cost of goods sold (exclusive of depreciation) of approximately $166 million and 54% of revenues for the year ended December 31, 2015. This increase in cost of goods sold (exclusive of depreciation) for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in our raw material consumption due to the increased production capacity from the execution of our debottlenecking project. Our purchase price for natural gas decreased from an average of $2.73 per MMBtu for the year ended December 31, 2015 to an average of $2.57 per MMBtu for the year ended December 31, 2016, a decrease of 6%.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous twelve fiscal quarters.

	Natural Gas Purchase Prices
	2016	2015	2014
For the Three-Months Ended:
March 31	$2.13	$3.15	$5.07
June 30	$2.13	$2.87	$4.66
September 30	$2.88	$2.88	$4.28
December 31	$3.10	$2.32	$4.07
Depreciation Expense
Depreciation expense was approximately $61.4 million for the year ended December 31, 2016 compared to approximately $49.7 million for the year ended December 31, 2015, which represents an increase of 24%. This increase was due to the assets placed in service during mid 2015 from to the completion of the debottlenecking project.
Selling, General and Administrative Expense
Selling, general and administrative expenses were approximately $15.9 million for the year ended December 31, 2016 compared to approximately $16.9 million for the year ended December 31, 2015, which represents a decrease of 6%. The decrease in selling, general and administrative expenses was primarily due to a decrease in our insurance expense and property taxes.
Our selling, general and administrative expenses—related party were approximately $4.2 million for the year ended December 31, 2016 compared to approximately $4.3 million for the year ended December 31, 2015.
Interest Expense
Interest expense was approximately $45.1 million for the year ended December 31, 2016 compared to $20.0 million for the year ended December 31, 2015. During the year ended December 31, 2016, interest expense was higher than the prior year as the result of amendments to our Term Loan B Credit Facility agreement and Revolving Credit Facility Agreement that resulted in higher interest rates. We capitalized $8.6 million of interest expense during the year ended December 31, 2015. No interest was capitalized during the year ended December 31, 2016. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This decrease in capitalized interest is due to the completion of the debottlenecking project.
Interest expense—related party was approximately $1.8 million for the year ended December 31, 2016 compared to $203,000 for the year ended December 31, 2015. During the year ended December 31, 2016, interest expense—related party was higher than the prior year as the result of $200.0 million in borrowings on November 30, 2016 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility.

Comparison of the Results of Operations for the Years Ended December 31, 2015 and 2014:
Revenues

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Total revenues	$309,443	$402,780

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	234.2	$99,443	252.2	$126,808
Methanol—Procured	—	—	—	—
Methanol—Produced	644.8	209,654	614.3	275,553
Other	—	346	—	419
Total	879.0	$309,443	866.5	$402,780
Our total revenues were approximately $309 million for the year ended December 31, 2015 compared to approximately $403 million for the year ended December 31, 2014. Our methanol revenues were approximately $210 million for the year ended December 31, 2015 compared to approximately $276 million for the year ended December 31, 2014, which is a 24% decrease. The decrease in methanol revenues is attributed to the 28% decrease in the average sales price per metric ton of methanol. Our ammonia revenues were approximately $99 million for the year ended December 31, 2015 compared to approximately $127 million for the year ended December 31, 2014, representing a 22% decrease. The decrease in ammonia revenues is attributed to the 16% decrease in the average sales price per metric ton of ammonia and to the 7% decrease in ammonia sales volumes for the year ended December 31, 2015 compared to the year ended December 31, 2014.
We sold approximately 644,819 metric tons of methanol during the year ended December 31, 2015 compared to approximately 614,213 metric tons of methanol during the year ended December 31, 2014. The increase in methanol sales volumes was due to the corresponding increase in methanol production volumes. The average sales prices per metric ton of methanol sold during the year ended December 31, 2015 was $325 per metric ton compared to $449 per metric ton for the year ended December 31, 2014, representing a decrease of 28%. During early 2014, our average methanol sales price was elevated due to global supply disruptions caused by production issues, natural gas supply restrictions or, in some cases, higher natural gas prices. During 2015, increases in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, outpaced demand growth leading to a decline in our average methanol sales price. Sales of methanol comprised approximately 67.8% of our total revenues for the year ended December 31, 2015 compared to 68.4% of our total revenues for the year ended December 31, 2014.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Methanol Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$366	$529	$411
June 30	$362	$470	$443
September 30	$330	$394	$440
December 31	$282	$405	$485

We sold approximately 234,186 metric tons of ammonia during the year ended December 31, 2015 compared to approximately 252,208 metric tons of ammonia during the year ended December 31, 2014, which represents a decrease of 7%. The average sales prices per metric ton of ammonia sold during the year ended December 31, 2015 was $425 per metric ton compared to $503 per metric ton for the year ended December 31, 2014, which represents a decrease of 16%. The price decrease is attributed to global supply and demand variations. Prices have also been affected by additional nitrogen fertilizer production brought on line in North America during 2015. Sales of ammonia comprised approximately 32.1% of our total revenues for the year ended December 31, 2015 compared to 31.5% of our total revenues for the year ended December 31, 2014.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Ammonia Sales Prices
	2015	2014	2013
For the Three-Months Ended:
March 31	$509	$408	$641
June 30	$447	$511	$570
September 30	$418	$508	$471
December 31	$378	$568	$453
Cost of Sales (exclusive of depreciation)

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$81,710	49.3%	$130,613	59.6%
Hydrogen	18,637	11.2%	24,514	11.2%
Nitrogen	7,743	4.7%	6,354	2.9%
Maintenance	22,952	13.8%	27,287	12.5%
Labor	18,795	11.3%	15,890	7.3%
Other	15,979	9.7%	14,137	6.5%
Total	$165,816	100.0%	$218,795	100.0%
Cost of goods sold (exclusive of depreciation) was approximately $166 million and 54% of revenue for the year ended December 31, 2015 compared to cost of goods sold (exclusive of depreciation) of approximately $219 million and 54% of revenues for the year ended December 31, 2014. This decrease in cost of goods sold (exclusive of depreciation) for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a decrease in natural gas prices. Our purchase price for natural gas decreased from an average of $4.52 per MMBtu for the year ended December 31, 2014 to an average of $2.73 per MMBtu for the year ended December 31, 2015, a decrease of 40%. The decrease in natural gas prices was primarily driven by record inventory levels and production growth during 2015.
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
Depreciation Expense
Depreciation expense was approximately $49.7 million for the year ended December 31, 2015 compared to approximately $23.1 million for the year ended December 31, 2014, which represents an increase of 115%. This increase was due to the assets placed in service during mid 2015 due to the completion of the debottlenecking project.
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
Interest expense—related party was approximately $0.2 million for both the year ended December 31, 2015 and the year ended December 31, 2014. During 2014 and 2015, interest expense—related party was the commitment fee on the unused portion of the Original Revolving Credit Facility—Related Party.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to finance current operations, pay distributions to our partners, fund capital expenditures and service our debt. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures for the next 12 months. Our sources of liquidity include cash flow from operations, cash on hand, the Revolving Credit Facility and the Revolving Credit Facility—Related Party described below. However, our future capital expenditures and other cash requirements could be higher than we currently anticipate as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside our control.
During 2016, OCIB borrowed $200.0 million under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility; therefore, the Term Loan Facility—Related Party is fully utilized.
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
Credit Facilities
Described below are the credit facilities under which OCIB had available borrowing capacity as of December 31, 2016. Please read "Risk Factors—Risks Related to Our Business—To the extent our ability to borrow under our existing credit facilities is limited or restricted, our liquidity may be insufficient to meet the operational and financial needs of our business", Item 8—“Financial Statements and Supplementary Data”, note 6 and note 14 to the consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.
Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of December 31, 2016, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of December 31, 2016, the principal outstanding under the Term Loan B Credit Facility was $236.3 million. Interest on the Term Loan B Credit Facility accrues, at OCIB's option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate (as each such term is defined in the Term Loan B Credit Facility), plus 5.75%.
Although we do not have any additional committed capacity from identified lenders or investors, as of December 31, 2016, we had capacity to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 6 to the consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.

Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of December 31, 2016, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. As of December 31, 2016, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 3.50% or a base rate plus a margin of 2.50%. OCIB pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter. After giving effect to Amendment No. 6 on January 4, 2017, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75% (see note 14 to the consolidated financial statements for a complete description).
Due to the $35.0 million of borrowings under the Revolving Credit Facility—Related Party, as of December 31, 2016, we had $5.0 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 6 to the consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of December 31, 2016, OCIB had no amounts outstanding under the Revolving Credit Facility.
Revolving Credit Facility—Related Party
On September 15, 2016, the previously existing $40.0 million intercompany revolving facility agreement between OCIB and OCI Fertilizer (the "Original Revolving Credit Facility—Related Party") was terminated and replaced with a revolving credit facility—related party agreement with OCI USA (the “Revolving Credit Facility—Related Party”), which became effective on November 30, 2016. The Revolving Credit Facility—Related Party has a borrowing capacity of $40.0 million and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility to $40.0 million minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (as such rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. As of December 31, 2016, OCIB had $35.0 million outstanding under the Revolving Credit Facility—Related Party.
Term Loan Facility—Related Party
On September 15, 2016, the previously existing intercompany term facility between OCIB and OCI Fertilizer (the "Original Term Loan Facility—Related Party") was terminated and replaced with a term loan facility—related party agreement with OCI USA. On November 30, 2016, the term loan facility—related party agreement was amended and restated (the “Term Loan Facility—Related Party”) to provide for the option by OCIB to pay PIK Interest (as described below). The Term Loan Facility—Related Party became effective on November 30, 2016 and has a borrowing capacity of $200.0 million and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to the Term B Loans under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B Loans (as such rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200.0 million under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Due to the $200.0 million of borrowings outstanding under the Term Loan Facility—Related Party as of December 31, 2016, we have no amounts available to us under the Term Loan Facility—Related Party.

Intercompany Equity Contributions
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
Debt Ratings
On August 4, 2016, Moody’s Investor Service downgraded our corporate family credit rating and our Term Loan B Credit Facility rating to “B2” from “B1” and revised its outlook to negative. On September 9, 2016, Standard & Poor's Global Ratings lowered its corporate credit rating to “CCC+” from “B”, lowered its rating on the Term Loan B Credit Facility to “B-” from “B+” and affirmed its stable outlook.
On December 13, 2016, Moody’s Investor Service affirmed our corporate family credit rating at “B2”, revised its outlook to stable and raised the rating on our Term Loan B Credit Facility to a “Ba3” from “B2”. On December 22, 2016, Standard & Poor's Global Ratings affirmed its corporate credit rating at “CCC+”, revised its outlook to positive from stable and raised its rating on the Term Loan B Credit Facility to “B”.
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
For the year ended December 31, 2016 and 2015, we recorded approximately $7.5 million and $56.3 million, respectively, in maintenance capital expenditures related to the turnaround, our capital spares project and other budgeted maintenance capital projects. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. The next turnaround is now expected to occur in 2019.
Our expansion capital expenditures totaled approximately $125.3 million for the year ended December 31, 2015 for expenditures related to our debottlenecking project and other budgeted capital projects. Please read Item 1—“Overview—Our Debottlenecking Project” for total expenditures already incurred. We did not have any expansion capital expenditures during the year ended December 31, 2016.

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
Working capital at December 31, 2016 was a deficit of $39.8 million, consisting of $42.4 million in total current assets and $82.2 million in total current liabilities. Working capital at December 31, 2015 was a deficit of $16.5 million, consisting of $57.7 million in total current assets and $74.2 million in total current liabilities. The decrease in working capital as of December 31, 2016 was primarily due to the April 2016 cash distribution payment to common unitholders for the period October 1, 2015 through December 31, 2015.
CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our consolidated statements of cash flows:

	For the Year Ended December 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	31,612	100,949
Investing activities	(6,761)	(221,037)
Financing activities	(30,009)	61,516
Net decrease in cash and cash equivalents	$(5,158)	$(58,572)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2016 was $31.6 million. We had a net loss of $50.6 million for the year ended December 31, 2016. During this period, we recorded depreciation expense of $61.4 million and amortization of debt issuance costs of $11.6 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $6.4 million during the year ended December 31, 2016. The decrease in accounts receivable is due to a decrease in the realized methanol and ammonia sales prices in December 2016 as compared to December 2015. Third party sales decreased to $22.0 million in December 2016 as compared to $29.1 million in December 2015. Accounts receivable—related party decreased by $3.9 million due to the expiration of our agreement with OCI Fertilizer Trade & Supply B.V. which expired in February 2016. Inventories increased by $1.6 million due to an increase in raw materials costs and an increase in end of year ammonia inventory volumes. Other non-current assets, other current assets and prepaid expenses decreased by $2.0 million due to a decrease in insurance policy premiums and the timing of the receipt and payment of our industrial property tax invoice. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) decreased by $4.7 million due to the reduction of financed insurance policies premiums and the payment of a long-term incentive bonus paid to all non-executive employees in January 2016. Please read note 9 – “Retention Bonus Plan” to the consolidated financial statements included in this report for additional information. Accrued interest—related party increased by $1.8 million due to the $200.0 million of borrowing under the Term Loan Facility—Related Party that occurred on November 30, 2016. Please read note 6—“Debt” to the consolidated financial statements included in this report for additional information.

Net cash provided by operating activities for the year ended December 31, 2015 was $100.9 million. We had net income of $52.0 million for the year ended December 31, 2015. During this period, we recorded depreciation expense of $49.7 million and amortization of debt issuance costs of $3.7 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $7.3 million during the year ended December 31, 2015. The decrease in accounts receivable is due to a decrease in the realized methanol and ammonia sales prices in December 2015 as compared to December 2014. Third party sales decreased to $29.1 million in December 2015 as compared to $37.8 million in December 2014. Accounts receivable—related party increased by $5.2 million as there were no related party sales during the year-ended December 31, 2014. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $2.1 million due to settlements of obligations to our suppliers. Accounts payable—related party (excluding non-cash accruals of property, plant and equipment)increased by $1.5 million. Other payables, accruals and current liabilities increased by $1.7 million due to long-term incentive bonus that was recorded during 2015 and paid out in January 2016. Accrued interest (excluding capitalized interest) decreased by $7.5 million due to the capitalization of $8.6 million in interest expense in connection with the debottlenecking project.
Investing Activities
Net cash used in investing activities was approximately $6.8 million and $221.0 million, respectively, for the years ended December 31, 2016 and 2015. Net additions of property, plant, equipment and construction in progress were higher during the year ended December 31, 2015 as compared to the year ended December 31, 2016 due to the expenditures associated with the debottlenecking project.
Financing Activities
Net cash used in financing activities was approximately $30.0 million for the year ended December 31, 2016. During the year ended December 31, 2016, we received $69.5 million in proceeds from the Revolving Credit Facility and subsequently repaid $94.5 million, leaving no amounts outstanding under the Revolving Credit Facility as of December 31, 2016. We received $69.2 million in proceeds from the Revolving Credit Facility—Related Party and subsequently repaid $34.2 million, leaving $35.0 million outstanding under the Revolving Credit Facility—Related Party as of December 31, 2016. We received $200.0 million in proceeds from the Term Loan Facility—Related Party and repaid borrowings of $204.5 million on the Term Loan B Credit Facility. We paid cash distributions to unitholders of $33.1 million and paid $2.0 million in deferred financing costs associated with Amendment No. 6 and No. 7 to the Term Loan B Credit Facility and Amendment No. 4 and 5 to the Revolving Credit Facility. Please read note 6—“Debt” to the consolidated financial statements included in this report for additional information.
Net cash provided by financing activities was approximately $61.5 million for the year ended December 31, 2015. During the year ended December 31, 2015, we received $40.0 million in proceeds from the Revolving Credit Facility, we received $50.0 million from the incremental term loan under the Term Loan B Credit Facility, we repaid borrowings of $4.2 million on the Term B Loan Credit Facility and $15.0 million on the Revolving Credit Facility, remitted $0.3 million of the transferred trade receivables to OCI USA and paid cash distributions to unitholders of $63.2 million. We paid $5.7 million in deferred financing costs associated with Amendment No 4 and Amendment No. 5 to the Term Loan B Credit Facility, Amendment No. 2 to the Revolving Credit Facility and the Incremental Term Loan Commitment Agreement. Please read note 6—“Debt” to the consolidated financial statements included in this report for additional information. We also received a capital contribution of $60.0 million from OCIP Holding, $40.0 million of which was pursuant to the Intercompany Equity Commitment. Please read note 7—“Related-Party Transactions—Other Transactions with Related Parties—Equity Commitment Agreement” to the consolidated financial statements included in this report for additional information.

CONTRACTUAL OBLIGATIONS
The following table lists our significant contractual obligations and their future payments at December 31, 2016:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term Loan B Credit Facility—Principal Payments	236,305	4,480	231,825		—
Term Loan Facility—Related Party—Principal Payments	200,000	—	—	200,000	—
Revolving Credit Facility—Related Party—Principal Payments	35,000	—	—	35,000	—
Interest Payments on third party debt(1)	50,251	19,675	30,576	—	—
Interest Payments on related party debt	56,782	18,603	37,161	1,018	—
Hydrogen supply contract(2)	6,250	6,250	—	—	—
Natural gas supply contract(2)	11,000	11,000	—	—	—
Nitrogen supply contract(2)	55,215	7,362	22,086	22,086	3,681
Purchase commitments	14,514	14,514	—	—	—
Total	665,317	81,884	321,648	258,104	3,681
_____________________________________

(1)	Interest rate on floating rate debt is based on the rate of 6.75% plus adjusted LIBOR for the Term Loan B Credit Facility and 3.50% plus LIBOR for the Revolving Credit Facility.

(2)	Quantities of feedstock to be purchased are subject to change based on our current and expected production, market dynamics and market reports
OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to note 3 to the consolidated financial statements, “New Accounting Pronouncements,” to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report.
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
Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain a customer specific allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts and no bad debt write-offs during the years ended December 31, 2016 and 2015. We do not have any off-balance-sheet credit exposure related to our customers.

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
Maintenance Activities. We incur maintenance costs on our facilities and equipment. Routine repair and maintenance costs are expensed as incurred. For the years ended December 31, 2016 and 2015, we expensed approximately $17.5 million and $23.0 million, respectively, of routine repair and maintenance costs. Major maintenance capital expenditures that extend the life, increase the capacity or improve the safety or efficiency of the asset are capitalized and amortized over the period of expected benefits. Plant turnarounds are performed to help ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facility.
Preceding a turnaround, facilities experience decreased efficiency in resource conversion to finished products. Replacement or overhaul of equipment and items such as compressors, turbines, pumps, motors, valves, piping and other parts that have an estimated useful life of at least four years, the internal assessment of production equipment, replacement of aged catalysts, and new installation/recalibration of measurement and control devices result in increased production output and/or improved plant efficiency after the turnaround. Turnaround activities are betterments that either extend equipment useful life, or increase the output and/or efficiency. As a result, we follow the deferral method of accounting for major maintenance costs; and thus, expenditures associated with the turnaround are capitalized as property, plant and equipment and amortized over a four year period, which is the time lapse between turnarounds. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period, which would lead to higher depreciation and amortization costs. For the year ended December 31, 2016 and 2015, we capitalized approximately $7.5 million and $56.3 million, respectively, in maintenance capital expenditures related to the turnaround, our capital spares project and other budgeted maintenance capital projects.
We classify deferred maintenance cost as an investing activity under the caption “Purchase of property, plant, and equipment” in the Consolidated Statement of Cash Flows, since this cash outflow relates to expenditures related to long-lived productive assets. Repair, maintenance and related labor costs are expensed as incurred and are included in operating cash flows.
Commitments and Contingencies. Liabilities for loss contingencies, including environmental remediation costs not within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 410, Asset Retirement and Environmental Obligations, arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of expected future expenditures for environment remediation obligations are not discounted to their present value. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2016 and 2015, we had no environmental remediation obligations.

Impairment of Long-Lived Assets. Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assessing the potential impairment of long-lived assets involves estimates that require significant management judgment, and include inherent uncertainties that are often interdependent and do not change in isolation. Factors that management must estimate include, among others, industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, and capital spending. No events or changes in circumstances occurred during the years ended December 31, 2016 and 2015 that indicated the carrying amount of an asset may not be recoverable.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of December 31, 2016, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate plus 5.75%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB's option, at LIBOR plus 3.50% per annum or the alternative base rate plus 2.50%. Interest on borrowings under the Term Loan Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (as such rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Interest on borrowings under the Revolving Credit Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Revolving Credit Facility (as such rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at December 31, 2016, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.8 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2016. We have supply agreements with Kinder Morgan, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of December 31, 2016, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of December 31, 2016, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of December 31, 2016, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders
OCI Partners LP:
We have audited the accompanying consolidated balance sheets of OCI Partners LP and subsidiary (the “Partnership”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCI Partners LP and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
March 13, 2017

OCI PARTNERS LP
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except per unit data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,080	$13,238
Accounts receivable	22,170	28,554
Accounts receivable—related party	1,322	5,180
Inventories	7,543	5,974
Advances due from related parties	525	56
Other current assets and prepaid expenses	2,712	4,721
Total current assets	42,352	57,723
Property, plant, and equipment, net of accumulated depreciation of $166,948 and $105,769 respectively	620,214	674,699
Other non-current assets	1,176	1,188
Total assets	$663,742	$733,610
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$20,557	$19,363
Accounts payable—related party	13,357	12,624
Other payables and accruals	2,620	4,239
Revolving credit facility, net	—	24,928
Revolving credit facility—related party	35,000	—
Current maturities of the term loan facility	4,480	4,480
Accrued interest	2,523	3,416
Accrued interest—related party	1,675	203
Other current liabilities	1,942	4,975
Total current liabilities	82,154	74,228
Term loan facility, net	225,748	420,785
Term loan facility—related party	200,000	—
Other non-current liabilities	2,589	1,734
Total liabilities	510,491	496,747
Partners’ capital:
Common unitholders—86,997,590 units issued and outstanding at December 31, 2016 and 2015	153,251	236,863
General partner’s interest	—	—
Total partners’ capital	153,251	236,863
Total liabilities and partners’ capital	$663,742	$733,610
See accompanying notes to consolidated financial statements.

OCI PARTNERS LP
Consolidated Statements of Operations
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per unit data)

	2016	2015	2014
Revenues	$247,234	$298,690	$402,780
Revenues—related party	10,995	10,753	—
Total Revenue	258,229	309,443	402,780

Cost of goods sold (exclusive of depreciation)	162,810	149,463	205,529
Cost of goods sold (exclusive of depreciation)—related party	16,259	16,353	13,266
Total cost of goods sold (exclusive of depreciation)	179,069	165,816	218,795

Selling, general, and administrative expenses	15,856	16,906	17,928
Selling, general, and administrative expenses—related party	4,160	4,326	4,428
Total selling, general, and administrative expenses	20,016	21,232	22,356

Depreciation expense	61,441	49,663	23,105
Income (loss) from operations before interest expense, other income (expense) and income tax expense	(2,297)	72,732	138,524
Interest expense	45,096	20,018	18,250
Interest expense—related party	1,777	203	203
Other income (expense)	(577)	123	941
Income (loss) from operations before tax expense	(49,747)	52,634	121,012
Income tax expense	806	613	1,564
Net income (loss)	$(50,553)	$52,021	$119,448
Earnings (loss) per limited partner unit:
Common unit (basic and diluted)	$(0.58)	$0.61	$1.48
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	85,970,912	80,918,531

See accompanying notes to consolidated financial statements.

OCI PARTNERS LP
Consolidated Statements of Partners’ Capital
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, January 1, 2014	80,500,000	$151,371	$151,371
Distributions	—	(30,864)	(30,864)
Distributions—related party	—	(111,891)	(111,891)
Capital contribution	2,995,372	60,000	60,000
Net income	—	119,448	119,448
Balance, December 31, 2014	83,495,372	$188,064	$188,064
Distributions	—	(12,950)	(12,950)
Distributions—related party	—	(50,272)	(50,272)
Capital contribution	3,502,218	60,000	60,000
Net income	—	52,021	52,021
Balance, December 31, 2015	86,997,590	$236,863	$236,863
Distributions	—	$(6,650)	$(6,650)
Distributions—related party	—	$(26,409)	$(26,409)
Net loss	—	$(50,553)	$(50,553)
Balance, December 31, 2016	86,997,590	$153,251	$153,251

See accompanying notes to consolidated financial statements.

OCI Partners LP
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per unit data)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(50,553)	$52,021	$119,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	61,441	49,663	23,105
Amortization of debt issuance costs	11,552	3,710	2,815
(Gain) loss on disposition of fixed assets	567	(16)	—
Deferred income tax expense	855	557	419
Decrease (increase) in:
Restricted cash	—	—	282
Accounts receivable	6,384	7,253	9,207
Accounts receivable—related party	3,858	(5,180)	—
Inventories	(1,569)	178	(2,166)
Advances due from related parties	(469)	41	253
Other non-current assets, other current assets and prepaid expenses	2,021	(858)	(596)
Increase (decrease) in:
Accounts payable	491	(2,106)	2,246
Accounts payable—related party	861	1,511	(671)
Other payables, accruals, and current liabilities	(4,710)	1,672	3,438
Accrued interest	(893)	(7,480)	(6,746)
Accrued interest—related party	1,776	(17)	203
Net cash provided by operating activities	31,612	100,949	151,237
Cash flows from investing activities:
Purchase of property, plant, and equipment	(6,785)	(223,540)	(152,160)
Proceeds from sale of scrap equipment	24	2,503	—
Net cash used in investing activities	(6,761)	(221,037)	(152,160)
Cash flows from financing activities:
Proceeds from revolving credit facility	69,500	40,000	—
Proceeds from term loan B credit facility	—	50,000	—
Proceeds from revolving credit facility—related party	69,170	—	—
Proceeds from term loan facility—related party	200,000	—	—
Repayment of revolving credit facility	(94,500)	(15,000)	—
Repayment of term loan B credit facility	(204,480)	(4,230)	(3,985)
Repayment of revolving credit facility—related party	(34,170)	—	—
Cash contributions by member	—	60,000	60,000
Debt issuance costs	(2,038)	(5,701)	(5,982)
Remittance of cash to OCI USA for transferred trade receivables	(432)	(331)	(17,522)
Distribution to Unitholders	(6,650)	(12,950)	(30,864)
Distribution to Unitholders—related party	(26,409)	(50,272)	(111,891)
Net cash provided by (used in) financing activities	(30,009)	61,516	(110,244)
Net decrease in cash and cash equivalents	(5,158)	(58,572)	(111,167)
Cash and cash equivalents, beginning of period	13,238	71,810	182,977
Cash and cash equivalents, end of period	$8,080	$13,238	$71,810
Supplemental cash disclosures:
Cash paid for income taxes	$100	$1,200	$1,350
Cash paid for interest, net of amount capitalized	34,376	15,166	15,772
Cash paid for interest, net of amount capitalized—related party	—	220	—
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$1,359	$598	$25,298
Accruals of property, plant and equipment purchases—related party	—	—	25,834
Capitalized interest	—	8,586	6,410
Noncash settlement for accrued interest—related party	304	—	—

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
Initial Public Offering
On October 4, 2013, the Partnership priced 17,500,000 common units in its IPO to the public at a price of $18.00 per unit, and the aggregate gross proceeds totaled $315,000. On October 4, 2013, the Partnership’s common units began trading on the New York Stock Exchange (“NYSE”) under the symbol “OCIP.” On October 9, 2013, the Partnership closed its IPO of 17,500,000 common units. In connection with the closing of the IPO, OCI USA contributed its interests in OCIB to the Partnership, and the Partnership issued an aggregate of 60,375,000 common units to OCI USA on October 9, 2013. On November 4, 2013, in connection with the expiration of the underwriters’ over-allotment option period, the Partnership issued an additional 2,625,000 common units to OCI USA pursuant to the terms of the underwriting agreement and contribution agreement entered into in connection with the IPO.
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
Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA. In October 2013, OCIB distributed $56,700 of cash and $35,616 of accounts receivable to OCI USA, which was comprised of $8,056 of advances due from related party and $27,560 of trade receivables. All collections of transferred advances due from related parties have been received directly by OCI USA and all collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. As of December 31, 2016, we have remitted a total of $18,285 of the collections of the transferred trade receivables to OCI USA, and the remaining balance of $9,579 is recorded in accounts payable—related party on the consolidated balance sheet as of December 31, 2016.

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
(c) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Partnership maintains a customer-specific allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Partnership reviews its allowance for doubtful accounts monthly. Past–due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts and no bad debt write-offs during the years ended December 31, 2016 and 2015. The Partnership does not have any off-balance-sheet credit exposure related to its customers. During the years ended December 31, 2016, 2015 and 2014, the following customers accounted for 10% or more of the Partnership’s revenues:

	Percentage of Revenues
Customer name	2016	2015	2014
Methanex	35%	26%	33%
Koch(1)	24%	26%	29%
Interoceanic Corporation (IOC)	14%	15%	15%
_____________________________________

(1)	Figure presented includes sales to Koch Nitrogen International Sarl, Koch Fertilizier LLC and Koch Methanol LLC.

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
Below is a summary of revenues by product for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Ammonia	$83,978	$99,443	$126,808
Methanol	174,236	209,654	275,553
Other	15	346	419
Total	$258,229	$309,443	$402,780
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
(g) Maintenance and Turnaround Activities
The Partnership incurs maintenance costs on its facilities and equipment. Routine repair and maintenance costs are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, we expensed approximately $17,520, $22,952 and $27,287, respectively, of routine repair and maintenance costs.

(h) Income Taxes
The Partnership is a Delaware limited partnership and is not a taxable entity; however, the Partnership is subject to Texas Margin Taxes. Each partner of a partnership is required to take into account his share of items of income, gain, loss and deduction of the Partnership in computing his federal income tax liability. As of December 31, 2016, the tax basis of our assets and liabilities were $379,479 less than the reported amount of our assets and liabilities. OCIB is a Texas limited liability company with disregarded tax status (i.e., nontaxable pass-through entity) for U.S. federal income tax purposes and, therefore, is not subject to U.S. federal income taxes; however, OCIB is subject to Texas Margin Taxes. As of and for the years ended December 31, 2016, 2015 and 2014, we recorded Texas Margin Taxes of $806, $613 and $1,564, respectively, in income tax expense in the accompanying consolidated statements of operations.
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
Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of expected future expenditures for environment remediation obligations are not discounted to their present value. As of December 31, 2016, 2015 and 2014, the Partnership had no environmental remediation obligations.
(j) Impairment of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Partnership first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No events or changes in circumstances occurred during the years ended December 31, 2016, 2015 and 2014, that indicated the carrying amount of an asset may not be recoverable.
(k) Capitalized Interest
The Partnership’s policy is to capitalize interest costs incurred on indebtedness during the construction of major projects. A reconciliation of total interest costs to interest expense as reported in the consolidated statements of operations for 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Interest cost capitalized	$—	$8,586	$6,410
Interest cost charged to income (1)	45,096	20,018	18,250
Interest cost charged to income—related party	1,777	203	203
Total interest cost	$46,873	$28,807	$24,863
_____________________________________

(1)	Includes $11,552, $3,710 and $2,815 of amortized debt issuance costs for the years ended December 31, 2016, 2015 and 2014 (note 6(b)).
(l) Fair Value Measurement
The Partnership’s receivables and payables are short–term nature and therefore, the carrying amount approximates their respective fair values as of December 31, 2016 and 2015. Debt (including related party debt) accrues interest at a variable rate, and as such, the fair value approximates its carrying amount as of December 31, 2016 and 2015.

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
On August 29, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the cash flow reporting of certain issues that were either unclear or not addressed under existing U.S. GAAP. The standard requires the retrospective transition method and is effective for annual and interim periods in the fiscal years beginning after December 15, 2017, although early adoption is permitted. The adoption of ASU 2016-15 on January 1, 2018 is not expected to have a material impact on the Partnership's consolidated financial statements or disclosures.
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simply the presentation of deferred income taxes and to align the presentation of deferred income tax assets and liabilities with IFRS, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity can apply the amendments either prospectively or retrospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 on January 1, 2017 is not expected to have a material impact on the Partnership’s consolidated financial statements or disclosures.
On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and IFRS. The amendments in ASU 2015-11 change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 on January 1, 2017 is not expected to have a material impact on the Partnership’s consolidated financial statements or disclosures.
On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 requires a Company's management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 as of December 31, 2016 did not impact the Partnership’s consolidated financial statements or disclosures.
On May 28, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either retrospective, modified retrospective, or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016. The Partnership will adopt ASU 2014-09 on January 1, 2018 and is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has formed a project team that has completed training on the new ASU and has started contract review and documentation. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 4—Property, Plant and Equipment

	2016	2015
Land	$3,371	$3,371
Plant and equipment	766,263	759,209
Buildings	14,685	14,612
Vehicles	55	118
Furniture, Fixtures & Office Equipment	629	423
Construction in progress	2,159	2,735
	787,162	780,468
Less: accumulated depreciation	166,948	105,769
	$620,214	$674,699
Note 5—Inventories
As of December 31, 2016 and 2015, the Partnership’s inventories consisted of finished goods produced from normal production, and the Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventories balances by product as of December 31, 2016 and 2015:

	2016	2015
Ammonia	$4,192	$2,982
Methanol	3,351	2,992
Total	$7,543	$5,974
Note 6—Debt
(a) Debt—Related Party

	December 31, 2016	Interest Rate			Interest Rate as of December 31, 2016	Maturity Date
Revolving Credit Facility—Related Party	$35,000	3.50% +	LIBOR +	0.25%	4.63%	January 20, 2020

	December 31, 2016	Interest Rate			Interest Rate as of December 31, 2016	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% +	Adjusted LIBOR +	0.25%	8.28%	January 20, 2020

	December 31, 2015	Interest Rate			Interest Rate as of December 31, 2015	Maturity Date
Original Revolving Credit Facility—Related Party	$—	5.50% +	Adjusted LIBOR +	0.25%	6.75%	January 20, 2020

	December 31, 2015	Interest Rate			Interest Rate as of December 31, 2015	Maturity Date
Original Term Loan Facility—Related Party	$—	5.50% +	Adjusted LIBOR +	0.25%	6.75%	January 20, 2020

On September 15, 2016, the previously existing $40,000 intercompany revolving facility agreement between OCIB and OCI Fertilizer (the "Original Revolving Credit Facility—Related Party") was terminated and replaced with an revolving credit facility—related party agreement with OCI USA (the “Revolving Credit Facility—Related Party”), which became effective on November 30, 2016. The Revolving Credit Facility—Related Party has a borrowing capacity of $40,000 and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility) discussed in note 6(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of December 31, 2016, OCIB had $35,000 drawn under the Revolving Credit Facility—Related Party.
On September 15, 2016, the previously existing intercompany term facility between OCIB and OCI Fertilizer (the "Original Term Loan Facility—Related Party") was terminated and replaced with a term loan facility—related party agreement with OCI USA. On November 30, 2016, the term loan facility—related party agreement was amended and restated (as so amended and restated, the “Term Loan Facility—Related Party”) to provide for the option by OCIB to pay PIK Interest (as described below). The Term Loan Facility—Related Party became effective on November 30, 2016 and has a borrowing capacity of $200,000 and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to the Term B Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) discussed in note 6(b) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200,000 under the Term Loan Facility—Related Party to prepay a portion of the Term B Loans as discussed in note 6(b). As of December 31, 2016, OCIB had $200,000 drawn under the Term Loan Facility—Related Party.
(b) Debt—Third Party

	December 31, 2016	Interest Rate		Interest Rate as of December 31, 2016	Maturity Date
Term Loan B Credit Facility	$236,305	6.75% +	Adjusted LIBOR	8.03%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debit Issue Costs	6,077
Term Loan Facility, Net	$225,748

	December 31, 2015	Interest Rate		Interest Rate as of December 31, 2015	Maturity Date
Revolving Credit Facility	$25,000	2.75% +	LIBOR	3.08%	March 12, 2016
Less: Unamortized Debit Issue Costs	72
Revolving Credit Facility, Net	$24,928

	December 31, 2015	Interest Rate		Interest Rate as of December 31, 2015	Maturity Date
Term Loan B Credit Facility	$440,785	5.50% +	Adjusted LIBOR	6.50%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debit Issue Costs	15,520
Term Loan Facility, Net	$420,785

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
On March 12, 2015, OCIB, the Partnership and OCI USA entered into Amendment No. 4 (“Term Loan Amendment No. 4”) to the Term Loan B Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto to (i) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending March 31, 2015, (ii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.50 for the quarters ending June 30, 2015 and September 30, 2015, (iii) increase the maximum consolidated senior secured net leverage ratio from 1.75 to 2.25 for the quarter ending December 31, 2015, (iv) increase the interest rate margin on the outstanding term loans under the Term Loan B Facility such that OCIB may select an interest rate of (a) 4.50% above London Interbank Offered Rate ("LIBOR") for LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 3.50% above the Base Rate for Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility), (v) applied a prepayment premium (A) with respect to any voluntary prepayment of Existing Term B-3 Loans (including in connection with the incurrence of refinancing indebtedness), of 3% of the principal amount of the Existing Term B-3 Loans so prepaid on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof, and to par thereafter and (B) with respect to any amendment to the Term Loan B Credit Facility resulting in a Repricing Transaction (as defined in the Term Loan B Credit Facility), of 3% of the principal amount of the Existing Term B-3 Loans so repriced on or prior to the first anniversary of the Term Loan Amendment No. 4 effective date, stepping down to 2% after the first anniversary thereof but on or prior to the second anniversary thereof and to 1% after the second anniversary thereof but on or prior to the third anniversary thereof and to par thereafter and (vi) make certain technical changes to certain defined terms.
On July 2, 2015, OCIB, the Partnership and OCI USA entered into an Incremental Term Loan Commitment Agreement (the “Incremental Term Loan Agreement”) with Bank of America, N.A., as administrative agent and lender thereunder, pursuant to which OCIB incurred an incremental term loan in the principal amount of $50,000 (the “Term B-4 Loan”) under the Term Loan B Credit Facility. The Term B-4 Loan has terms and provisions identical to the Existing Term B-3 Loans, and the Term B-4 Loan and the Existing Term B-3 Loans collectively comprise a single tranche of Term B Loans under the Term Loan B Credit Facility.
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

On November 30, 2016, OCIB utilized the funds borrowed under the Term Loan Facility—Related Party (see note 6(a)) to prepay $200,000 of Term B Loans under the Term B Loan Credit Facility and entered into Amendment No. 7 to the Term Loan B Credit Facility ("Term Loan Amendment No. 7”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 7, among other things, (i) increased the maximum consolidated senior secured net leverage ratio covenant (a) from 5.00 to 6.25 for the quarter ending March 31, 2017, (b) from 1.75 to 5.50 for the quarters ending June 30, 2017 and September 30, 2017, (c) from 1.75 to 5.25 for the quarter ending December 31, 2017, and (d) from 1.75 to 4.75 for the quarter ending March 31, 2018 and for each fiscal quarter ending thereafter, (ii) decreased the minimum consolidated interest coverage ratio covenant (a) from 2.50 to 1.25 for the quarters ending December 31, 2016 and March 31, 2017, (b) from 5.00 to 1.50 for the quarter ending June 30, 2017, (c) from 5.00 to 1.75 for the quarter ending September 30, 2017 and (d) from 5.00 to 2.25 for the quarter ending December 31, 2017 and for each fiscal quarter ending thereafter, and (iii) amended the calculation of the interest coverage ratio by excluding interest recorded on subordinated debt from the calculation. As a result of the $200,000 principal prepayment on November 30, 2016, we accelerated amortization in the amount of $7,600 of unamortized deferred financing fees, which is included as a component of interest expense in the accompanying consolidated statement of operations.
The Term B Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. The Term B Loans are also subject to mandatory quarterly repayments equal to $1,120.
Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2017	$4,480
2018	4,480
2019	227,345
Total	$236,305
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

In addition, as of December 31, 2016, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending December 31, 2016, 5.00 to 1.00, (b) in the fiscal quarter ending March 31, 2017, 6.25 to 1.00, (c) in the fiscal quarters ending June 30, 2017 and September 30, 2017, 5.50 to 1.00, (d) in the fiscal quarter ending December 31, 2017, 5.25 to 1.00, and (e) 4.75 to 1.00, each fiscal quarter thereafter and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 1.25 to 1.00, for the fiscal quarters ending December 31, 2016 and March 31, 2017, (b) 1.50 to 1.00, for the fiscal quarter ending June 30, 2017, (c) 1.75 to 1.00, for the fiscal quarter ending September 30, 2017, and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2017 and for each fiscal quarter ending thereafter. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending December 31, 2016, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Term Loan B Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Term Loan B Credit Facility) in computing the aforementioned ratios. As of December 31, 2016, OCIB’s consolidated senior secured net leverage ratio was 3.18 to 1.00, and its consolidated interest coverage ratio was 1.57 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.
The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of December 31, 2016, the Partnership was in compliance with all these covenants.
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

Revolving Credit Facility and Amendments Thereto
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit facility agreement (as amended, supplemented or restated from time to time, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000 (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined in note 6(a)), including a $20,000 sublimit for letters of credit. The proceeds from this facility are used by OCIB for working capital, capital expenditures and other general corporate purposes.
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
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 5 (“Revolving Credit Amendment No. 5”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 5, among other things (i) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.25 for the quarter ending June 30, 2016, (ii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.75 for the quarter ending September 30, 2016, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 5.00 for the quarters ending December 31, 2016 and March 31, 2017, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.00 for the quarter ending June 30, 2016 and to 2.50 for the quarters ending September 30, 2016 and December 31, 2016, (v) extended the maturity of the Revolving Credit Facility until March 31, 2017, (vi) increased the interest rate margin to 3.50%, (vii) introduced specified liquidity targets to meet on a quarterly basis for each of the three quarters ending June 30, 2016, September 30, 2016 and December 31, 2016 (viii) imposed the requirement that OCIB repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter, commencing September 30, 2016 provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more than $20,000 in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment and (ix) increased the applicable commitment fee to 1.40% per annum.

On January 4, 2017, OCIB, the Partnership and OCI USA entered into Amendment No. 6 (“Revolving Credit Amendment No. 6”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 6, among other things (i) added a maximum consolidated senior secured net leverage ratio covenant of (a) 6.25 for the quarter ending March 31, 2017, (b) 5.50 for the quarters ending June 30, 2017 and September 30, 2017 and (c) 5.25 for the quarter ending December 31, 2017, (ii) added a minimum consolidated interest coverage ratio of (a) 1.25 for the quarters ending December 31, 2016 and March 31, 2017, (b) 1.50 for the quarter ending June 30, 2017, (c) 1.75 for the quarter ending September 30, 2017 and (d) 2.25 for the quarter ending December 31, 2017, (iii) extended the maturity of the Revolving Credit Facility until March 31, 2018, (iv) increased the interest rate margin to 4.75%, (v) set the specified liquidity target to be met on a quarterly basis, (vi) added a requirement that proceeds from certain types of debt incurrences be used to clean-up the revolver, (vii) introduced the recurring reduction of the total revolving loan commitment beginning with the quarter ending June 30, 2017 and continuing at the end of each quarter thererafter, (viii) added a requirement that the general liens basket only be used when the consolidated senior secured net leverage ratio does not exceed 2.75 to 1.00 and (ix) updated the computation of certain financial covenants to exclude interest incurred under the Term Loan Facility—Related Party and the Revolving Credit Facility—Related Party. Please read note 14—Subsequent Events for additional information regarding Revolving Credit Facility Amendment No. 6.
As of December 31, 2016, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 3.50% or a base rate plus a margin of 2.50%. OCIB also pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. OCIB is required to repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each June and December. As of December 31, 2016, OCIB had no amounts outstanding under the Revolving Credit Facility.
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
Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of December 31, 2016, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed 5.00 to 1.00, in the fiscal quarter ending December 31, 2016 and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 2.50 to 1.00, for the fiscal quarters ending December 31, 2016 and March 31, 2017. Please read note 14—Subsequent Events for additional information regarding Revolving Credit Facility Amendment No. 6 as the consolidated interest coverage ratio requirement for December 31, 2016 has been retroactively adjusted by this amendment. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters. For the period ending December 31, 2016, we applied the Consolidated EBITDA Material Project Adjustments (as defined in the Revolving Credit Facility) to our calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) in computing the aforementioned ratios. As of December 31, 2016, OCIB’s consolidated senior secured net leverage ratio was 3.18 to 1.00, and its consolidated interest coverage ratio was 1.57 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility OCIB’s obligations under the Revolving Credit Facility may be accelerated.

The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of December 31, 2016, the Partnership was in compliance with all these covenants.
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
(c) Debt Issuance Costs
Term Loan B Credit Facility and Amendments Thereto
The Term Loan Amendment No. 4 included a 0.75% consent fee of $2,963, a 0.25% arranger fee of $988, and $44 of other fees and expenses. The Incremental Term Loan Agreement included an arranger fee of $595, legal fees of $183, and $128 of other fees and expenses. The Term Loan Amendment No. 5 included an arranger fee of $500, legal fees of $64, and $13 of other fees and expenses. The Term Loan Amendment No. 6 included an amendment fee of $1,102, legal fees of $31, and $12 of other fees and expenses. The Term Loan Amendment No. 7 included a prepayment fee of $776 paid to nonconsenting lenders and legal fees of $55. OCIB recorded the debt issuance costs as a reduction of long-term debt in the accompanying consolidated balance sheet. As a result of the $200,000 principal prepayment on November 30, 2016, we accelerated amortization in the amount of $7,600 of unamortized deferred financing fees, which is included as a component of interest expense in the accompanying consolidated statements of operations.
All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $11,419, $3,415 and $2,420 during the years ended December 31, 2016, 2015, and 2014, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying consolidated statements of operations.
Revolving Credit Facility and Amendments Thereto
The Revolving Credit Agreement Amendment No. 2 included a 0.25% consent fee of $100 and $24 of other fees and expenses. The Revolving Credit Agreement Amendment No. 3 included a 0.25% amendment fee of $100. The Revolving Credit Agreement Amendment No. 4 included $30 of legal fees and expenses. The Revolving Credit Agreement Amendment No. 5 included $31 of legal fees and expenses. The Revolving Credit Agreement Amendment No. 6 included a 0.25% consent fee of $100 and $36 of legal fees and expenses. OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the effective-interest method.
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $103, $295 and $395 during the years ended December 31, 2016, 2015, and 2014, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying consolidated statement of operations.
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

The following table represents the effect of related party transactions of the consolidated results of operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Revenue	$10,995	$10,753	$—
Cost of goods sold (exclusive of depreciation)	16,259	16,353	13,266
Selling, general and administrative expenses(1)	4,160	4,326	4,428
Interest expense	1,777	203	203

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Years Ended December 31,
	2016	2015	2014
OCI GP LLC	$3,044	$3,071	$2,563
OCI Nitrogen B.V.	24	50	183
OCI Personnel B.V.	308	621	857
Contrack International Inc.	700	546	805
OCI Fertilizer BV	40	38	20
OCI Fertilizers Trade & Supply B.V.	44	—	—
Total selling, general and administrative expenses—related party	$4,160	$4,326	$4,428
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
During the years ended December 31, 2016, 2015 and 2014, costs totaling $19,303, $19,424 and $15,827, respectively, were incurred under this contract and payable to OCI GP LLC in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation)—related party and the remaining amounts incurred were included in selling, general and administrative expense—related party. During the years ended December 31, 2016, 2015 and 2014, $16,259, $16,353 and $13,264, respectively, were recorded in cost of goods sold (exclusive of depreciation)—related party and $3,044, $3,071 and $2,563, respectively, were recorded in selling, general and administrative expense—related party. Accounts payable—related party include amounts incurred but unpaid to OCI GP LLC of $3,147 and $1,522 as of December 31, 2016 and December 31, 2015, respectively.

As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V. (“OCI Nitrogen”), an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V. (“OCI Personnel”), an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc. (“Contrack”), an affiliate of OCI, (iv) OCI Fertilizer BV, and indirect, wholly-owned subsidiary of OCI, and (v) OCI Fertilizer Trade & Supply B.V., in selling, general and administrative expense as shown on the consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $1,116, $1,255 and $1,865 during the years ended December 31, 2016, 2015 and 2014, respectively. Accounts payable—related party include amounts incurred but unpaid to the aforementioned parties of $631 and $1,394 as of December 31, 2016 and December 31, 2015, respectively.
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
Distributions and Payments to OCI USA and Its Affiliates
Prior to the completion of the IPO, certain assets of OCIB were transferred to OCI USA including $27,560 of trade receivables. All collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the years ended December 31, 2016 and 2015, we remitted $432 and $331, respectively, of the collections of the transferred trade receivables to OCI USA.
On June 30, 2016, OCIB entered into a non-cash settlement agreement with OCI USA and OCI Fertilizer to settle $304 of the accrued interest—related party due to OCI Fertilizer in relation to the commitment fee on the unused portion of the intercompany revolving facility agreement between OCIB and OCI Fertilizer. As a result of this settlement agreement, OCIB incurred $304 of accounts payable—related party due to OCI USA.
Accounts payable—related party includes amounts incurred but unpaid to OCI USA of $9,579 and $9,707 as of December 31, 2016 and 2015, respectively.
Revolving Credit Facility—Related Party and Term Loan Facility—Related Party
As indicated above in note 6(a), OCIB recorded interest expense—related party during the years ended December 31, 2016, 2015 and 2014 of $1,777, $203 and $203, respectively. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.
Construction Agreement with Orascom E&C USA Inc.
In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc. ("Orascom E&C"), an affiliate of OCI, pursuant to which Orascom E&C undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, a technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for the management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C. The agreement did not provide for the imposition of liquidated or consequential damages. Costs (including the fixed fee) were incurred under the Construction Contract in the amount of $239 and $101,454 during the years ended December 31, 2015 and 2014, respectively. No amounts were incurred under this contract during the year ended December 31, 2016. All amounts incurred under this contact were capitalized into construction in progress, which is a component of property plant and equipment shown in the consolidated balance sheet. We had no amounts due to Orascom E&C as of December 31, 2016 and December 31, 2015.

Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the years ended December 31, 2016, 2015 and 2014, we had related party sales of $7,731, $6,546 and $0, respectively, for the sale of ammonia to OCI Fertilizers USA. Accounts Receivable—related party includes amounts due from OCI Fertilizer USA of $1,322 and $660 as of December 31, 2016 and December 31, 2015, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI that is an international trader of ammonia, to supply OCI Fertilizers Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply B.V. purchases the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the years ended December 31, 2016, 2015 and 2014, we had related party sales of $3,265, $4,208 and $0, respectively, for the sale of ammonia to OCI Fertilizers Trade & Supply B.V. Accounts Receivable—related party includes amounts due from OCI Fertilizer Trade & Supply B.V. of $4,208 as of December 31, 2015. We had no amounts due from Fertilizer Trade & Supply B.V. as of December 31, 2016.
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
Note 8—Partners’ Capital
Summary of Changes in Outstanding Units
The following is a reconciliation of our limited partner units outstanding for the periods indicated:

Limited Partner Units
Limited partner units outstanding at December 31, 2013	80,500,000
Units issued in connection with the Equity Commitment Agreement	2,995,372
Limited partner units outstanding at December 31, 2014	83,495,372
Limited partner units outstanding at Units issued in connection with the Equity Commitment Agreement	3,502,218
Limited partner units outstanding at December 31, 2015	86,997,590
Limited partner units outstanding at December 31, 2016	86,997,590
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
Note 9—Retention Bonus Plan
On November 29, 2013, the Board of Directors approved a retention bonus plan to reinforce and encourage the continued dedication of the employees of OCI GP LLC, our general partner, and its affiliates who provide services to the Partnership by providing a retention bonus opportunity. Each non-executive employee was eligible to receive up to two retention bonuses, pursuant to this plan. Each retention bonus equaled three times the employee’s base monthly salary or wages in effect on the applicable retention bonus payment date. The first retention bonus of $2,190 was accrued during the year-ended December 31, 2014 and paid during January 2015, and the second retention bonus of $2,738 was accrued during the year-ended December 31 2015 and paid during January 2016. Due to the two retention bonus payments that occurred in January 2015 and January 2016, OCI GP LLC has no further obligation to make retention bonus payments to its employees.

Note 10—Commitments, Contingencies and Legal Proceedings
Litigation: In the ordinary course of business, we are, and will continue to be, involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. We may not be able to predict the timing or outcome of these or future claims and proceedings with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our financial condition, results of operations or cash flows. Currently, we are not party to any legal proceedings that, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental: The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the years ended December 31, 2016 and 2015.
Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Our unconditional purchase obligation relates to the supply of nitrogen. The contract requires the purchase of minimum quantities of nitrogen, at current market prices. We have estimated our payment obligations under the existing contract using current market prices and currently expect our purchases to exceed our minimum payment obligations. Our obligations to make future payments under the nitrogen supply contract as of December 31, 2016 are summarized in the following table:

	Total	2017	2018	2019	2020	2021	Thereafter
Purchase Obligations	$55,215	$7,362	$7,362	$7,362	$7,362	$7,362	$18,405
Total payments relating to our nitrogen supply contract were approximately $10,194 in 2016, $7,742 in 2015 and $6,354 in 2014.
Note 11—Earnings per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income (loss)	$(50,553)	$52,021	$119,448
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	85,970,912	80,918,531
Basic and diluted net income (loss) per limited partner unit	$(0.58)	$0.61	$1.48

Note 12—Selected Quarterly Financial Data (Unaudited)
Selected unaudited condensed financial information for the fiscal years ended December 31, 2016, 2015 and 2014 is presented in the tables below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2016 Fiscal Year
Revenues	64,012	54,460	64,641	64,121
Revenues—related party	5,929	1,818	1,435	1,813
Income (loss) from operations before interest expense, other income and income tax expense	3,269	(5,435)	(874)	743
Loss from operations before tax expense	(5,974)	(15,494)	(11,141)	(17,138)
Net loss	(6,054)	(15,447)	(11,697)	(17,355)
Basic and diluted net loss per limited partner unit	(0.07)	(0.18)	(0.13)	(0.20)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2015 Fiscal Year
Revenues	$37,745	$78,956	$100,402	$81,587
Revenues—related party	—	612	3,281	6,860
Income from operations before interest expense, other income and income tax expense	1,436	17,494	30,834	22,968
Income from operations before tax expense	958	13,706	23,496	14,474
Net income	893	13,478	23,143	14,507
Basic and diluted net income per limited partner unit	0.01	0.16	0.27	0.17
Note 13—Distributions
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2014	$0.41	$33,005	May 22, 2014	May 29, 2014
Second Quarter, ended June 30, 2014	$0.48	$38,640	August 22, 2014	August 28, 2014
Third Quarter, ended September 30, 2014	$0.26	$21,709	November 21, 2014	December 3, 2014
Fourth Quarter, ended December 31, 2014	$0.33	$27,553	March 26, 2015	April 10, 2015
First Quarter, ended March 31, 2015(2)	$—	$—	—	—
Second Quarter, ended June 30, 2015(3)	$—	$—	—	—
Third Quarter, ended September 30, 2015	$0.41	$35,669	November 30, 2015	December 17, 2015
Fourth Quarter, ended December 31, 2015	$0.32	$27,839	March 30, 2016	April 8, 2016
First Quarter, ended March 31, 2016	$0.06	$5,220	June 24, 2016	July 8, 2016
Second Quarter, ended June 30, 2016(4)	$—	$—	—	—
Third Quarter, ended September 30, 2016(5)	$—	$—	—	—
Fourth Quarter, ended December 31, 2016(6)	$—	$—	—	—

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	No distribution was declared for the three-months ended March 31, 2015.

(3)	No distribution was declared for the three-months ended June 30, 2015.

(4)	No distribution was declared for the three-months ended June 30, 2016.

(5)	No distribution was declared for the three-months ended September 30, 2016.

(6)	No distribution was declared for the three-months ended December 31, 2016.

Note 14—Subsequent Events
Amendment No. 6 to the Revolving Credit Facility
On January 4, 2017, OCIB and the Partnership entered into Revolving Credit Amendment No. 6 to the Revolving Credit Agreement dated as of April 4, 2014 (as previously amended by that certain Amendment No. 1 dated as of June 13, 2014, that certain Amendment No. 2 dated as of March 12, 2015, that certain Amendment No. 3 and Waiver dated as of October 16, 2015, that certain Amendment No. 4 dated as of March 11, 2016, that certain Amendment No. 5 dated as of March 17, 2016) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 6, among other things (i) added a maximum consolidated senior secured net leverage ratio covenant of (a) 6.25 for the quarter ending March 31, 2017, (b) 5.50 for the quarters ending June 30, 2017 and September 30, 2017 and (c) 5.25 for the quarter ending December 31, 2017, (ii) added a minimum consolidated interest coverage ratio of (a) 1.25 for the quarters ending December 31, 2016 and March 31, 2017, (b) 1.50 for the quarter ending June 30, 2017, (c) 1.75 for the quarter ending September 30, 2017 and (d) 2.25 for the quarter ending December 31, 2017, (iii) extended the maturity of the Revolving Credit Facility until March 31, 2018, (iv) increased the interest margin to 4.75%, (v) set the specified liquidity target to be met on a quarterly basis, (vi) added a requirement that proceeds from certain types of debt incurrences be used to clean-up the revolver, (vii) introduced the recurring reduction of the total revolving loan commitment beginning with the quarter ending June 30, 2017 and continuing at the end of each quarter thererafter, (viii) added a requirement that the general liens basket only be used when the consolidated senior secured net leverage ratio does not exceed 2.75 to 1.00 and (ix) updated the computation of certain financial covenants to exclude interest incurred under the Term Loan Facility—Related Party and the Revolving Credit Facility—Related Party.
In conjunction with this transaction, we incurred a 0.25% consent fee of $100 and legal expenses of $36.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
As an emerging growth company, management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm in accordance with rules of the SEC that permit us to provide only the management’s report in this Form 10-K.
We will remain an emerging growth company under the JOBS Act until December 31, 2017. Beginning January 1, 2018, we will no longer be an emerging growth company, and we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies, including Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our results of operations and financial condition may be materially adversely affected. In order to comply with the requirements of Section 404 of Sarbanes-Oxley, we will need to implement new financial systems and procedures. We cannot assure you that we will be able to implement appropriate procedures on a timely basis. Failure to implement such procedures could have an adverse effect on our ability to satisfy applicable obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Sarbanes-Oxley.

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
Meetings and Other Information
During the year ended December 31, 2016 the board of directors of our general partner held 6 meetings, our audit committee held 6 meetings, and our conflicts committee held 5 meeting. With the exception of Mr. Sawiris, who was traveling overseas, none of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which such directors served.
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
Communication with Directors
Unitholders and other interested parties wishing to communicate with our Board may send a written communication addressed to:
OCI GP LLC
P.O. Box 1647
Nederland, TX 77627
Mr. Meyer, the chairman of the conflicts committee, is responsible for leading the meetings of the independent directors in executive session. Our Lead Director will forward all appropriate communications directly to our board of directors or any individual director or directors, depending upon the facts and circumstances outlined in the communication. Any unitholder or other interested party who is interested in contacting only the independent directors or non-management director as a group, may also send written communications to the contact above in an envelope marked “Confidential” addressed to the “Independent Members of the Board of Directors”.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our equity securities, or, collectively, the Insiders, to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from certain Insiders, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2016.

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
Directors and Executive Officers of OCI GP LLC
Directors are appointed by OCI USA, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The following table shows information about the directors and executive officers of OCI GP LLC as of March 13, 2017.

Name	Age	Position with Our General Partner
Michael L. Bennett	63	Chairman of the Board of Directors
Frank Bakker	51	President, Chief Executive Officer and Director
Nassef Sawiris	56	Director
Francis G. Meyer	65	Director
Dod A. Fraser	66	Director
Nathaniel A. Gregory	68	Director
Ahmed K. El-Hoshy	33	Director
Fady Kiama	49	Vice President, Chief Financial Officer
Michael L. Bennett—Chairman of the Board. Mr. Bennett was appointed chairman of the board of directors of our general partner in June 2013. Mr. Bennett has served as chairman of the board of directors of OCI since January 2013. Mr. Bennett served as chief executive officer and director of Terra Industries Inc., a publicly traded producer of nitrogen fertilizer, from 2001 until its acquisition by CF Industries Holdings, Inc. in 2010. From 2001 until 2010, Mr. Bennett served as chairman of the board and chief executive officer of Terra Nitrogen GP Inc., the general partner of Terra Nitrogen Company, L.P. (NYSE: TNH). Mr. Bennett is a past chairman of both The Fertilizer Institute and the Methanol Institute in the United States. Mr. Bennett currently serves as a director of Alliant Energy Corporation and Sandridge Energy Corporation. We believe that Mr. Bennett’s knowledge of our industry, historical understanding of our operations and the significant executive leadership experience he gained through his employment with Terra Industries Inc. and Terra Nitrogen GP Inc. brings valuable experience, skill and leadership to the board of directors of our general partner.
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
Dod A. Fraser—Director. Mr. Fraser was appointed as a member of the board of directors of our general partner in November 2013. Mr. Fraser has served as President of Sackett Partners Inc. since its formation in 2000 upon retiring from a 27-year career in Investment Banking. Mr. Fraser served as Managing Director and Group Executive of the Global Oil and Gas Group of Chase Securities Inc., a subsidiary of The Chase Manhattan Bank (now JP Morgan Chase & Co.) from August 1995 until his retirement in January 2000. Mr. Fraser served as General Partner of Lazard Freres & Co. until 1995. Mr. Fraser served in various positions for Lazard Freres & Co. from 1978 to 1995. Mr. Fraser is a director of two public companies; he has been a Director of Subsea 7 SA since December 2009 and Rayonier Inc. since July 2014. Mr. Fraser served as a Director of Smith International Inc. from December 2004 to August 2010, of Terra Industries Inc. from 2003 to April 2010, and of Forest Oil Corporation from May 2000 to January 2015. Mr. Fraser holds a bachelor of arts degree from Princeton University. We believe that Mr. Fraser’s extensive experience and knowledge of accounting and financial practices brings significant financial experience and skill to the board of directors of our general partner.
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

Ahmed K. El-Hoshy—Director. Mr. El-Hoshy was appointed as a member of the board of directors of our general partner in July 2016. Mr. El-Hoshy currently serves as Chief Executive Officer of OCI Americas and was previously a Director of Business Development and Investments at OCI since January 2012. Mr. El-Hoshy has led or been actively involved in new investments, developments, financings and M&A transactions of the firm in North America and Europe across multiple sectors including fertilizer, methanol, and infrastructure. From 2009 to 2011, while with OCI, Mr. El-Hoshy structured a joint venture between OCI and Morgan Stanley focusing on infrastructure investments in the Middle East and Africa. Before joining OCI, in 2008-2009, Mr. El-Hoshy was a part of Goldman Sachs' investment banking operations in Dubai, as well as the Special Situations Group focusing on balance sheet investments for the bank in the Middle East. Mr. El-Hoshy began his career in Goldman Sachs' Leveraged Finance group in New York in 2006, where he structured and executed leveraged buyouts and recapitalizations, with a particular focus on industrial and natural resource-related clients. Mr. El-Hoshy holds a Bachelor of Arts degree in economics from Harvard University where he graduated with honors. We believe that Mr. El-Hoshy’s extensive and diverse experience in the financial and petrochemical industries brings important skills and perspective to the board of directors of our general partner.
Fady Kiama—Vice President and Chief Financial Officer. Mr. Kiama was appointed vice president and chief financial officer of our general partner in June 2013. Mr. Kiama has more than 27 years of financial management experience and has served as corporate planning director and group controller of OCI SAE from 2001 until May 2013. Mr. Kiama served as chief financial officer of Misr Gulf Oil Processing Co. in Egypt from 1999 to 2001, Planning Director for PepsiCo Foods Egypt from 1997 to 1999, Chief Financial Officer for PepsiCo Foods Saudi Arabia from 1995 to 1997 and as a financial analyst and group finance manager for Procter & Gamble Egypt from 1990 to 1995. Mr. Kiama holds a B.A. and a M. A. in economics from the American University in Cairo.

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
These are the only individuals who served as executive officers of our general partner during 2016. The compensation-related sections of this document are intended to comply with the reduced disclosure requirements provided under the JOBS Act.
Summary Compensation Table for 2016 and 2015
The following table summarizes the total compensation paid to our NEOs for their services to us in 2016 and 2015. For Mr. Bakker this represents compensation paid in his role as President and Chief Executive Officer of our general partner. Mr. Bakker devotes 100% of his working time to our business. Total compensation for Mr. Kiama represents compensation paid in his role as Vice President and Chief Financial Officer of our general partner. Mr. Kiama devotes approximately 75% of his working time to our business. The remainder of Mr. Kiama’s time is allocated to certain responsibilities for OCI and its other subsidiaries. Accordingly, the amounts shown below reflect only that portion of Mr. Kiama’s compensation that is allocated to us. Certain amounts provided to Mr. Bakker were paid in Euros. Amounts shown below have been converted to U.S. Dollars based on the contractual exchange rate agreed upon with OCI of €1.00 to $1.0925.

Name and Principal Position	Year	Salary(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Frank Bakker	2016	307,110	240,000	373,845	920,955
President and Chief Executive Officer	2015	289,540	241,935	379,266	910,741
Fady Kiama	2016	333,439	145,639	139,876	618,954
Vice President and Chief Financial Officer	2015	280,868	110,690	147,514	539,072

(1)	Amount shown represents base salary amounts actually paid to our NEOs for service to our general partner.

(2)	Amount shown for 2016 represents the annual cash incentive award for 2016 that was paid to our NEOs in 2017.

(3)	Amount shown includes the components set forth in the table below.

Name and Principal Position	Year	Housing Allowance ($)	Dependent Tuition Assistance ($)	International Assignment Allowance ($)	Representation Fee ($)	Automobile Provision(1) ($)	Professional Services ($)	Home Leave Expense ($)	Pension Contribution(2) ($)	All Other Compensation(3) ($)
Frank Bakker, President and Chief Executive Officer	2016	76,220	—	48,389	1,924	25,300	41,431	9,964	170,617	373,845
Fady Kiama, Vice President and Chief Financial Officer	2016	50,366	55,740	—	—	19,517	7,347	6,906	—	139,876
_____________________________________

(1)	For Messrs. Bakker and Kiama, the amounts shown represents leased car expenses.

(2)
Amount shown represents an employer pension contribution of $150,883 and Mr. Bakker’s personal pension contribution of $19,734 in 2016. The pension contribution and social security premium are paid to entities within the Netherlands and, therefore, are treated as wages under the current United States tax treaty.

(3)
Amount shown represents benefits provided in conjunction with our NEOs’ international assignment to the United States, which also includes tax make-whole payments provided to our NEOs. For Messrs. Bakker and Kiama, the estimated tax make-whole payments in 2016 were $137,952 and $51,268, respectively.

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
Annual Cash Incentive Awards. In 2016, Mr. Bakker and Mr. Kiama were eligible for an annual cash incentive award with a net after-tax target value of $300,000 for Mr. Bakker and a target value of 25% of base salary for Mr. Kiama. For Mr. Bakker, award amounts are determined by comparing our attainment of production volume targets with our initial budget for the year and taking into account such other factors as determined by OCI to be appropriate.
For Mr. Kiama, award amounts are generally determined on a discretionary basis with reference to levels of achievement of certain financial performance metrics as well as individual and team based objectives, which include certain strategic imperatives, and financial results. For 2016, these objectives included maintaining compliance with securities law requirements, attaining financial goals generally related to EBITDA and distribution targets and increasing organizational capacity and efficiency.
Retirement, Health, Welfare and Additional Benefits. Employee benefit plans and programs are offered to our employees, subject to the terms and eligibility requirements of those plans, as in effect from time to time. Our NEOs are also eligible to participate in these programs to the same extent as all employees generally. However, due to their international assignment to the United States, our NEOs did not participate in our tax-qualified 401(k) defined contribution plan in 2016. Mr. Bakker is eligible to participate in a pension scheme maintained for OCI executives in the Netherlands.
In connection with their international assignment to the United States, Mr. Bakker and Mr. Kiama also receive certain benefits under OCI’s international relocation policy. For 2016, these benefits included housing assistance, dependent tuition assistance, international assignment allowance, representation fee (incidentals), automobile provisions, home leave expenses and healthcare benefits. The amounts of these benefits are included in the Summary Compensation Table above, under the column labeled “All Other Compensation.” Mr. Bakker and Mr. Kiama also receive certain tax make-whole payments in relation to these benefits in accordance with OCI’s policies.
Outstanding Equity Awards at December 31, 2016
Our NEOs have not previously received any awards or grants of equity or equity-based compensation in us or in relation to their services for us or our general partner, and our NEOs do not hold any outstanding equity or equity-based awards.

Employment, Severance and Change in Control Arrangements
Our NEOs are generally subject to the same employment conditions and policies as other employees of our organization. In addition, our NEOs do not have any agreements with us that provide for severance payments upon termination of employment or in connection with a change in control. However, our NEOs have entered into agreements with OCI pursuant to which they would be entitled to certain payments from OCI in the event their employment is terminated. For Mr. Bakker, in the event his employment is terminated by OCI other than for fraud, misconduct or similar offenses, Mr. Bakker would be entitled to receive a severance payment from OCI equal to two times his gross annual salary. For Mr. Kiama, in the event his employment terminates and certain requirements are met by OCI, Mr. Kiama would be entitled to receive an end of service compensation payment from OCI equal to two months’ salary for each year of service with OCI that was completed prior to the termination (currently this amount equals approximately 2.7 years of salary).
Compensation of Our Directors
The officers or employees of our general partner or of OCI or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Our general partner has approved a director compensation program pursuant to which directors of our general partner who are not officers or employees of our general partner or of OCI or its affiliates receive compensation as “non-employee directors,” which consists of an annual cash retainer of $150,000. We paid retainers of $150,000 for the year ended December 31, 2016 to our non-employee directors in two installments of $75,000 each, which were paid in April and October of 2016.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash
Michael L. Bennett	$150,000
Francis G. Meyer	$150,000
Dod A. Fraser	$150,000
Nathaniel A. Gregory	$150,000
None of our non-employee directors held any outstanding equity or equity-based awards in us as of December 31, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table presents information regarding beneficial ownership of our common units as of March 13, 2017 by:

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

Name and Address of Beneficial Owner	Amount of Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned(1)
OCI GP LLC(2)	—	—
OCIP Holding LLC(3)	69,497,590	79.88%
Morgan Stanley Investment Management Inc.(4)	9,947,448	11.43%
Michael L. Bennett	15,000	*
Frank Bakker	5,200	*
Nassef Sawiris	868,014	1.00%
Francis G. Meyer	—	—
Dod A. Fraser	1,000	*
Nathaniel A. Gregory	—	—
Ahmed K. El-Hoshy	850	*
Fady Kiama	—	—
All directors and executive officers of our general partner as a group (eight persons)	890,064	1.02%
_____________________________________
*    Less than 1%.

(1)	Based on 86,997,590 common units outstanding as of March 13, 2017.

(2)	OCI GP LLC, is a wholly-owned subsidiary of OCI USA, is our general partner and manages and operates our business and has a non-economic general partner interest in us.

(3)	OCIP Holding LLC, is an indirect, wholly-owned subsidiary of OCI USA, which is an indirect, wholly-owned subsidiary of OCI.

(4)	This information was obtained from IPREO as of February 24, 2017.

The following table sets forth, as of March 13, 2017, the number of ordinary shares of OCI N.V. owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group. The percentage of total ordinary shares is based on 210,306,101 ordinary shares outstanding as of March 13, 2017.
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

Name and Address of Beneficial Owner	Number of Ordinary Shares Beneficially Owned	Percentage of Total Ordinary Shares (1)
Michael L. Bennett	8,500	*
Frank Bakker	—	—
Nassef Sawiris	62,520,716	29.73%
Francis G. Meyer	—	—
Dod A. Fraser	—	—
Nathaniel A. Gregory	—	—
Ahmed K. El-Hoshy	11,281	*
Fady Kiama	—	—
All directors and executive officers of our general partner as a group (eight persons)	62,540,497	29.74%
_____________________________________
*    Less than 1%.

(1)	Based on 210,306,101 common shares outstanding as of March 13, 2017.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2016 with respect to common units that may be issued under our LTIP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	—	—	8,050,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	8,050,000
_____________________________________

(1)	Reflects the common units available for issuance pursuant to our LTIP.

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
Distributions and Payments to OCI and Its Affiliates
The following summarizes the distributions and payments made or to be made by us to OCI and its affiliates (including our general partner) in connection with the ongoing operation and any liquidation of us. These distributions and payments were or will be determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

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

Distributions and Payments to OCI USA and Its Affiliates
Prior to the completion of the IPO, certain assets of OCIB were transferred to OCI USA including $27.5 million of trade receivables. All collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the years ended December 31, 2016 and 2015, we remitted $432,000 and $331,000, respectively, of the collections of the transferred trade receivables to OCI USA.
On June 30, 2016, OCIB entered into a non-cash settlement agreement with OCI USA and OCI Fertilizer to settle $304,000 of the accrued interest—related party due to OCI Fertilizer in relation to the commitment fee on the unused portion of the intercompany revolving facility agreement between OCIB and OCI Fertilizer. As a result of this settlement agreement, OCIB incurred $304,000 of accounts payable—related party due to OCI USA.
Accounts payable—related party includes amounts incurred but unpaid to OCI USA of $9.6 million and $9.7 million as of December 31, 2016 and 2015, respectively.
Revolving Credit Facility—Related Party
On September 15, 2016, the previously existing $40.0 million intercompany revolving facility agreement between OCIB and OCI Fertilizer was terminated and replaced with an revolving credit facility—related party agreement with OCI USA (the “Revolving Credit Facility—Related Party”), which became effective on November 30, 2016. The Revolving Credit Facility—Related Party has a borrowing capacity of $40.0 million and a maturity date of January 20, 2020. For a description of the revolving credit facility—related party, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Revolving Credit Facility—Related Party.”
Term Loan Facility—Related Party
On September 15, 2016, the previously existing intercompany term facility between OCIB and OCI Fertilizer was terminated and replaced with a term loan facility—related party agreement with OCI USA. On November 30, 2016, the term loan facility—related party became effective and has a borrowing capacity of $200.0 million and a maturity date of January 20, 2020. For a description of the term loan facility—related party, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Term Loan Facility—Related Party.”
Construction Agreement with Orascom E&C USA Inc.
In June 2013, OCIB entered into a procurement and construction contract with Orascom E&C USA Inc., an affiliate of OCI, pursuant to which Orascom E&C USA Inc. undertook the debottlenecking of OCIB’s methanol and ammonia production units (the “Construction Contract”). Upon execution of the Construction Contract, the technical service agreement that was previously entered into by OCIB and OCI Construction Limited, an affiliate of OCI, providing for management and construction services relating to the debottlenecking project was subsumed within the Construction Contract. Under the terms of the Construction Contract, Orascom E&C USA Inc. was paid on a cost-reimbursable basis, plus a fixed fee equal to 9% of the costs of the project, excluding any discounts. The contract allocated customary responsibilities to OCIB and Orascom E&C USA Inc. The agreement did not provide for the imposition of liquidated or consequential damages. Costs (including the fixed fee) incurred under the Construction Contract were $239,000 during the year ended December 31, 2015. No amounts were incurred under this contract during the year ended December 31, 2016. All amounts incurred under this contract were capitalized into construction in progress, which is a component of property plant and equipment shown in the consolidated balance sheet. We had no amounts due to Orascom E&C USA Inc. as of December 31, 2016 and December 31, 2015.

Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the years ended December 31, 2016 and 2015, we had related party sales of $7.7 million and $6.5 million, respectively, for the sale of ammonia to OCI Fertilizers USA. Accounts Receivable—related party includes amounts due from OCI Fertilizer USA of $1.3 million and $0.6 million as of December 31, 2016 and December 31, 2015, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V. ("OCI Fertilizer Trade & Supply"), an indirect, wholly-owned subsidiary of OCI that is an international trader of ammonia, to supply OCI Fertilizers Trade & Supply with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply purchases the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the years ended December 31, 2016 and 2015, we had related party sales of $3.3 million and $4.2 million, respectively, for the sale of ammonia to OCI Fertilizers Trade & Supply. Accounts Receivable—related party includes amounts due from OCI Fertilizer Trade & Supply of $4.2 million as of December 31, 2015. No amounts were due from OCI Fertilizer Trade & Supply as of December 31, 2016.
Other Transactions with Related Parties
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
The code of business conduct and ethics described above was adopted in connection with the completion of the IPO, and, therefore, the transactions that occurred before the closing of the IPO on October 9, 2013, were not reviewed under such policy.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.ocipartnerslp.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. Our audit committee pre-approved all fees incurred in fiscal years 2016 and 2015.
The following table presents fees billed and expected to be billed for professional audit services rendered by KPMG LLP for fiscal years 2016 and 2015 and fees billed and expected to be billed for other services rendered by KPMG LLP for fiscal years 2016 and 2015.

	Fiscal Year 2016	Fiscal Year 2015
KPMG LLP:
Audit Fees(1)	$1,079,051	$1,234,579
Tax Fees(2)	$20,000	$25,000
Total	$1,099,051	$1,259,579
_____________________________________

(1)
Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of our financial statements, quarterly reviews, Securities Act filings and related matters, and consents issued in connection with Securities Act filings arising during the course of the audit for fiscal years 2016 and 2015.

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
(b) Exhibits.
See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350
3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350
3.3*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098
3.4*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of March 26, 2014	8-K	3.1	March 26, 2014	001-36098
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of October 9, 2013, by and among OCI Partners LP, OCI GP LLC, OCI USA Inc. and OCI Beaumont LLC	8-K	3.1	October 15, 2013	001-36098
10.2*	Omnibus Agreement, entered into and effective as of October 9, 2013, by and between OCI N.V., OCI USA Inc., OCI Partners LP, OCI GP LLC and OCI Beaumont LLC	8-K	3.2	October 15, 2013	001-36098
10.3*#	OCI Partners LP 2013 Long-Term Incentive Plan	8-K	3.3	October 15, 2013	001-36098
10.4A*	Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., as guarantor, various lenders, Barclays Bank PLC, as syndication agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as administrative agent	S-1/A	10.7	September 9, 2013	333-189350
10.4B*	Amendment No. 1, dated as of November 27, 2013, to Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., OCI Partners LP, various lenders and Bank of America, N.A., as administrative agent	8-K	10.2	December 4, 2013	001-36098
10.4C*	Amendment No. 2, dated as of April 4, 2014, to Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., OCI Partners LP, various lenders and Bank of America, N.A., as administrative agent	8-K	10.2	April 4, 2014	001-36098
10.4D*	Amendment No. 3, dated as of June 13, 2014, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	June 19, 2014	001-36098
10.4E*	Amendment No. 4, dated as of March 12, 2015, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	March 16, 2015	001-36098
10.4F*	Amendment No. 5 and Waiver, dated as of October 16, 2015, among OCI Beaumont, LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Term Loan Agreement dated as of August 20, 2013	8-K	10.2	October 16, 2015	001-36098

10.4G*	Amendment No. 6, dated as of March 17, 2016, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	March 22, 2016	001-36098
10.4H*	Amendment No. 7, dated as of November 30, 2016, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.1		001-36098
10.5*	Beaumont Fertilizer Plant Contract Agreement for Methanol and Ammonia Debottlenecking and Plant Turnaround, dated June 5, 2013, between OCI Beaumont LLC and Orascom E&C USA Inc.	S-1/A	10.4	July 23, 2013	333-189350
10.6*	Equity Commitment Letter, dated as of November 27, 2013, between OCI USA Inc. and OCI Partners LP	8-K	10.1	December 4, 2013	001-36098
10.7A*	Revolving Credit Agreement, dated as of April 4, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, lead arranger and bookrunner	8-K	10.1	April 9,2014	001-36098
10.7B*	Amendment No. 1, dated as of June 13, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	June 19, 2014	001-36098
10.7C*	Amendment No. 2, dated as of March 12, 2015, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 16, 2015	001-36098
10.7D*	Amendment No. 3 and Waiver, dated as of October 16, 2015, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	October 16, 2015	001-36098
10.7E*	Amendment No. 4 and Waiver, dated as of March 11, 2016, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.2	March 17, 2016	001-36098
10.7F*	Amendment No. 5 and Waiver, dated as of March 17, 2016, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.3	March 17, 2016	001-36098
10.7G*	Amendment No. 6 and Waiver, dated as of January 4, 2017, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	January 10, 2017	001-36098
10.8*	Contribution Agreement, dated November 10, 2014, by and among OCI Partners LP, OCI USA Inc. and OCIP Holding LLC	8-K	10.1	November 12, 2014	001-36098
10.9*	Contribution Agreement, dated April 17, 2015, by and among OCI Partners LP, OCI USA Inc. and OCIP Holding LLC	8-K	10.1	April 17, 2015	001-36098

10.10*	Incremental Term Loan Commitment Agreement, dated as of July 2, 2015, among OCI USA Inc., OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent	8-K	10.1	July 2, 2015	001-36098
10.11*	Amended and Restated Intercompany Term Facility Agreement, effective November 30, 2016, among OCI Beaumont LLC and OCI USA Inc.	8-K	10.2	December 1, 2016	001-36098
10.12*	Intercompany Revolving Facility Agreement, dated as of September 15, 2016, among OCI Beaumont LLC and OCI USA, Inc.	8-K	10.3	December 1, 2016	001-36098
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Accounting Firm
24.1†	Power of Attorney of Directors and Officers of OCI GP LLC
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.LAB+	XBRL Labels Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
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
OCI Partners LP
By: OCI GP LLC, ITS GENERAL PARTNER

/s/ Frank Bakker
Frank Bakker, Chief Executive Officer and President
Date: March 13, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2017.

/s/ Frank Bakker
Frank Bakker,
Chief Executive Officer, President and Director (principal executive officer)

/s/ Fady Kiama
Fady Kiama,
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

*
Michael L. Bennett
Chairman and Director

*
Nassef Sawiris,
Director

*
Ahmed K. El-Hoshy,
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