Form 10-Q
period 2017-03-31
OCI Partners LP
filed 2017-05-08
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2017, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP
Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Dollars in thousands, except per unit data)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,175	$8,080
Accounts receivable	32,557	22,170
Accounts receivable—related party	817	1,322
Inventories	8,544	7,543
Advances due from related parties	365	525
Other current assets and prepaid expenses	2,064	2,712
Total current assets	61,522	42,352
Property, plant, and equipment, net of accumulated depreciation of $182,193 and $166,948, respectively	605,222	620,214
Other non-current assets	1,176	1,176
Total assets	$667,920	$663,742
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$14,650	$20,557
Accounts payable—related party	13,505	13,357
Other payables and accruals	1,415	2,620
Revolving credit facility, net	31,893	—
Revolving credit facility—related party	—	35,000
Current maturities of the term loan facility	4,480	4,480
Accrued interest	2,145	2,523
Accrued interest—related party	1,504	1,675
Other current liabilities	3,269	1,942
Total current liabilities	72,861	82,154
Term loan facility, net	225,149	225,748
Term loan facility—related party	200,000	200,000
Other non-current liabilities	2,915	2,589
Total liabilities	500,925	510,491
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at March 31, 2017 and December 31, 2016	166,995	153,251
General partner’s interest	—	—
Total partners’ capital	166,995	153,251
Total liabilities and partners’ capital	$667,920	$663,742
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Operations
Three-Month Periods Ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Three-Months Ended March 31,
	2017	2016
Revenues	$89,312	$64,012
Revenues—related party	3,579	5,929
Total Revenue	92,891	69,941

Cost of goods sold (exclusive of depreciation)	44,888	39,136
Cost of goods sold (exclusive of depreciation)—related party	3,384	5,699
Total Cost of goods sold (exclusive of depreciation)	48,272	44,835

Selling, general and administrative expenses	4,102	4,948
Selling, general and administrative expenses—related party	967	1,511
Total Selling, general and administrative expenses	5,069	6,459

Depreciation expense	15,244	15,378
Income from operations before interest expense, other income and income tax expense	24,306	3,269
Interest expense	5,547	8,792
Interest expense—related party	4,530	51
Loss on disposition of fixed assets	—	(423)
Other income (expense)	(19)	23
Income (loss) from operations before tax expense	14,210	(5,974)
Income tax expense	466	80
Net income (loss)	$13,744	$(6,054)
Earnings (loss) per limited partner unit:
Common unit (basic and diluted)	$0.16	$(0.07)
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	86,997,590
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Partners’ Capital
Three-Months Ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, December 31, 2015	86,997,590	$236,863	$236,863
Distributions	—	(5,600)	(5,600)
Distributions—Related Party	—	(22,239)	(22,239)
Net loss	—	(6,054)	(6,054)
Balance, March 31, 2016	86,997,590	$202,970	$202,970

Balance, December 31, 2016	86,997,590	$153,251	$153,251
Net income	—	13,744	13,744
Balance, March 31, 2017	86,997,590	$166,995	$166,995
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Three-Months Ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Three-Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,744	$(6,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	15,244	15,378
Amortization of debt issuance costs	551	1,066
Deferred income tax expense	326	203
Loss on disposition of fixed assets	—	423
Decrease (increase) in:
Accounts receivable	(10,387)	6,786
Accounts receivable—related party	505	4,171
Inventories	(1,001)	1,812
Advances due from related parties	160	(300)
Other non-current assets, other current assets and prepaid expenses	648	2,036
Increase (decrease) in:
Accounts payable	(4,850)	(7,046)
Accounts payable—related party	260	956
Other payables, accruals, and current liabilities	180	(2,710)
Accrued interest	(378)	61
Accrued interest—related party	(171)	50
Net cash provided by operating activities	14,831	16,832
Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,368)	(1,049)
Proceeds from sale of scrap equipment	—	19
Net cash used in investing activities	(1,368)	(1,030)
Cash flows from financing activities:
Proceeds from revolving credit facility	62,000	—
Repayment of revolving credit facility	(30,000)	—
Repayment of term loan B credit facility	(1,120)	(1,120)
Repayment of revolving credit facility—related party	(35,000)	—
Debt issuance costs	(136)	(1,206)
Remittance of cash to OCI USA for transferred trade receivables	(112)	(207)
Net cash used in financing activities	(4,368)	(2,533)
Net increase in cash and cash equivalents	9,095	13,269
Cash and cash equivalents, beginning of period	8,080	13,238
Cash and cash equivalents, end of period	$17,175	$26,507
Supplemental cash disclosures:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	5,361	7,651
Cash paid during the period for interest—related party	4,701	—
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$244	$1,394
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
OCI Beaumont LLC (“OCIB”) is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 for $26,500. OCI N.V. (“OCI”), a Dutch public limited liability company, which is the ultimate parent for a group of related entities, through its subsidiaries, is a global producer of natural gas-based fertilizers and chemicals. OCI is listed on the New York Stock Exchange (“NYSE”) Euronext Amsterdam and trades under the symbol “OCI.”
Termination of Negotiations on Proposed Transaction
On April 14, 2017, OCI terminated negotiations with the conflicts committee of the board of directors of our general partner regarding OCI's previously announced offer to acquire all publicly held common units of the Partnership in exchange for OCI shares, at an exchange ratio of 0.5200 OCI shares for each common unit. OCI currently owns 80% of issued and outstanding common units of the Partnership. After negotiations with the conflicts committee established by the board of directors of our general partner reached an impasse, OCI informed representatives of the conflicts committee that no acceptable definitive agreement could be reached.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2017, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other reporting period.
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

Note 2 — Recently Adopted and Recently Issued Accounting Standards
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
On May 28, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either retrospective, modified retrospective, or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016. The Partnership will adopt ASU 2014-09 on January 1, 2018 and is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has formed a project team that has completed training on the new ASU and has started contract review and documentation. The Partnership has not yet determined the effect of the standard on its ongoing financial reporting nor has it selected a transition method.
Effective January 1, 2017 we adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB issued this ASU on November 20, 2015 as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). Previously, GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes and to align the presentation of deferred income tax assets and liabilities with IFRS, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity can apply the amendments either prospectively or retrospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 has been applied prospectively and did not have any impact on the Partnership’s unaudited condensed consolidated statement of operations.
Effective January 1, 2017 we adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The FASB issued this ASU on July 22, 2015 as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and IFRS. The amendments in ASU 2015-11 change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have any impact on the Partnership’s consolidated financial statements.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 3 — Inventories
As of March 31, 2017 and December 31, 2016, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
Ammonia	$3,276	$4,192
Methanol	5,268	3,351
Total	$8,544	$7,543

Note 4 — Property, Plant and Equipment

	As of
	March 31, 2017	December 31, 2016
Land	$3,371	$3,371
Plant and equipment	766,263	766,263
Buildings	14,685	14,685
Vehicles	55	55
Furniture, Fixtures & Office Equipment	629	629
Construction in progress	2,412	2,159
	787,415	787,162
Less: accumulated depreciation	182,193	166,948
	$605,222	$620,214

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 5 — Debt
(a) Debt—Related Party

	March 31, 2017	Interest Rate	Interest Rate as of March 31, 2017	Maturity Date
Revolving Credit Facility—Related Party	$—	4.75% + LIBOR + 0.25%	6.16%	January 20, 2020

	March 31, 2017	Interest Rate	Interest Rate as of March 31, 2017	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% + Adjusted LIBOR + 0.25%	8.28%	January 20, 2020

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Revolving Credit Facility—Related Party	$35,000	3.50% + LIBOR + 0.25%	4.63%	January 20, 2020

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% + Adjusted LIBOR + 0.25%	8.28%	January 20, 2020
The intercompany revolving credit facility between OCIB and OCI USA Inc. (the “Revolving Credit Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $40,000 and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility) discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA Inc. (“OCI USA”) under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the unaudited condensed consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of March 31, 2017, OCIB has no amounts drawn under the Revolving Credit Facility—Related Party.
The intercompany term loan facility between OCIB and OCI USA (the “Term Loan Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $200,000 and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) discussed in note 5(b) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200,000 under the Term Loan Facility-Related Party to prepay a portion of the Term Loan B Credit Facility as discussed in note 5(b). As of March 31, 2017, OCIB has $200,000 drawn under the Term Loan Facility—Related Party.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

(b) Debt—Third Party

	March 31, 2017	Interest Rate	Interest Rate as of March 31, 2017	Maturity Date
Revolving Credit Facility	$32,000	4.75% + LIBOR	5.91%	March 31, 2018
Less: Unamortized Debt Issue Costs	107
Revolving Credit Facility, Net	$31,893

	March 31, 2017	Interest Rate	Interest Rate as of March 31, 2017	Maturity Date
Term Loan B Credit Facility	$235,185	6.75% + Adjusted LIBOR	8.03%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	5,556
Term Loan Facility, Net	$225,149

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Term Loan B Credit Facility	$236,305	6.75% + Adjusted LIBOR	8.03%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	6,077
Term Loan Facility, Net	$225,748

Term Loan B Credit Facility and Amendments Thereto
On August 20, 2013, OCIB and OCI USA entered into a senior secured term loan facility agreement (as amended, supplemented or restated from time to time, the “Term Loan B Credit Facility”) with a syndicate of lenders. The Partnership subsequently became a party to the Term Loan B Credit Facility through a credit agreement joinder, dated as of October 18, 2013. The Term Loan B Credit Facility is comprised of three tranches of term debt in the amounts of $235,000 (the “Term B-2 Loan”), $165,000 (the “Term B-3 Loan”) and $50,000 (the “Term B-4 Loan”) and together with the Term B-2 Loan and Term B-3 Loan, the “ Term B Loans”, respectively.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

On November 30, 2016, OCIB utilized the funds borrowed under the Term Loan Facility—Related Party (see note 5(a)) to prepay $200,000 of Term B Loans under the Term B Loan Credit Facility and entered into Amendment No. 7 to the Term Loan B Credit Facility ("Term Loan Amendment No. 7”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 7, among other things, (i) increased the maximum consolidated senior secured net leverage ratio covenant (a) from 5.00 to 6.25 for the quarter ending March 31, 2017, (b) from 1.75 to 5.50 for the quarters ending June 30, 2017 and September 30, 2017, (c) from 1.75 to 5.25 for the quarter ending December 31, 2017, and (d) from 1.75 to 4.75 for the quarter ending March 31, 2018 and for each fiscal quarter ending thereafter, (ii) decreased the minimum consolidated interest coverage ratio covenant (a) from 2.50 to 1.25 for the quarters ending December 31, 2016 and March 31, 2017, (b) from 5.00 to 1.50 for the quarter ending June 30, 2017, (c) from 5.00 to 1.75 for the quarter ending September 30, 2017 and (d) from 5.00 to 2.25 for the quarter ending December 31, 2017 and for each fiscal quarter ending thereafter, and (iii) updated the computation of certain financial covenants to exclude interest incurred under the Term Loan Facility—Related Party and the Revolving Credit Facility—Related Party. As a result of the $200,000 principal prepayment on November 30, 2016, we accelerated amortization in the amount of $7,600 of unamortized deferred financing fees, which was included as a component of interest expense in the consolidated statement of operations for the year-ended December 31, 2016.
The Term B Loans mature on August 20, 2019 and are subject to certain mandatory prepayment obligations upon the disposition of certain assets and the incurrence of certain indebtedness. Interest on the Term Loan B Credit Facility accrues, at OCIB's option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate (as each such term is defined in the Term Loan B Credit Facility) plus 5.75%. The Term B Loans are also subject to mandatory quarterly repayments equal to $1,120.
Scheduled maturities with respect to the Term Loan B Credit Facility are as follows:

Fiscal Year
2017	3,360
2018	4,480
2019	227,345
Total	$235,185

The Term B Loans, as well as related fees and expenses, are unconditionally guaranteed by OCI USA, the Partnership and certain of its future subsidiaries other than OCIB. The Term B Loans, and related fees and expenses, are secured by a first priority lien on substantially all of OCIB’s and the Partnership's assets (OCI USA does not provide any security with its guarantee).
In addition, the Term Loan B Credit Facility contains customary covenants and conditions, including limitations on our ability to finance future operations or capital needs or to engage in other business activities. These restrictions and covenants will limit our ability, among other things, to:

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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Under the Term Loan B Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of March 31, 2017, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2017, 6.25 to 1.00, (b) in the fiscal quarters ending June 30, 2017 and September 30, 2017, 5.50 to 1.00, (c) in the fiscal quarter ending December 31, 2017, 5.25 to 1.00, and (d) 4.75 to 1.00, for each fiscal quarter ending thereafter, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 1.25 to 1.00, in the fiscal quarter ending March 31, 2017, (b) 1.50 to 1.00, for the fiscal quarter ending June 30, 2017, (c) 1.75 to 1.00, for the fiscal quarter ending September 30, 2017, and (d) 2.25 to 1.00, for the fiscal quarter ending December 31, 2017 and for each fiscal quarter ending thereafter. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters (excluding interest recorded on subordinated debt). As of March 31, 2017, OCIB’s consolidated senior secured net leverage ratio was 3.08 to 1.00, and its consolidated interest coverage ratio was 1.91 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.
The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of March 31, 2017, the Partnership was in compliance with all these covenants.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Revolving Credit Facility and Amendments Thereto
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit facility agreement (as amended, supplemented or restated from time to time, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000 (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined in note 5(a)), including a $20,000 sublimit for letters of credit. All proceeds from this facility are used by OCIB for working capital, capital expenditures and other general corporate purposes.
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
On January 4, 2017, OCIB, the Partnership and OCI USA entered into Amendment No. 6 (“Revolving Credit Amendment No. 6”) to the Revolving Credit Facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 6, among other things (i) added a maximum consolidated senior secured net leverage ratio covenant of (a) 6.25 for the quarter ending March 31, 2017, (b) 5.50 for the quarters ending June 30, 2017 and September 30, 2017 and (c) 5.25 for the quarter ending December 31, 2017, (ii) added a minimum consolidated interest coverage ratio of (a) 1.25 for the quarters ending December 31, 2016 and March 31, 2017, (b) 1.50 for the quarter ending June 30, 2017, (c) 1.75 for the quarter ending September 30, 2017 and (d) 2.25 for the quarter ending December 31, 2017, (iii) extended the maturity of the Revolving Credit Facility until March 31, 2018, (iv) increased the interest rate margin to 4.75%, (v) set the specified liquidity target to be met on a quarterly basis, (vi) added a requirement that proceeds from certain types of debt incurrences be used to repay borrowings outstanding under the Revolving Credit Facility, (vii) introduced the recurring reduction of the total revolving loan commitment beginning with the quarter ending June 30, 2017 and continuing at the end of each quarter thererafter, (viii) added a requirement that the general liens basket only be used when the consolidated senior secured net leverage ratio does not exceed 2.75 to 1.00 and (ix) updated the computation of certain financial covenants to exclude interest incurred under the Term Loan Facility—Related Party and the Revolving Credit Facility—Related Party.
Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75%. OCIB also pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. The borrowing capacity of the Revolving Credit Facility will be reduced by $2,500 on the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2017.
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
Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of March 31, 2017, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending March 31, 2017, 6.25 to 1.00, (b) in the fiscal quarters ending June 30, 2017 and September 30, 2017, 5.50 to 1.00, (c) in the fiscal quarter ending December 31, 2017, 5.25 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 1.25 to 1.00, in the fiscal quarter ending March 31, 2017, (b) 1.50 to 1.00, for the fiscal quarter ending June 30, 2017, (c) 1.75 to 1.00, for the fiscal quarter ending September 30, 2017, and (d) 2.25 to 1.00, for the fiscal quarter ending December 31, 2017. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters (excluding interest recorded on subordinated debt). As of March 31, 2017, OCIB’s consolidated senior secured net leverage ratio was 3.08 to 1.00, and its consolidated interest coverage ratio was 1.91 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated.
The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of March 31, 2017, the Partnership was in compliance with all of these covenants.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

(c) Debt Issuance Costs
Term Loan B Credit Facility and Amendments Thereto
The Term Loan Amendment No. 6 included an amendment fee of $1,102, legal fees of $31, as well as $12 of other fees and expenses. The Term Loan Amendment No. 7 included a prepayment fee of $776 paid to nonconsenting lenders and legal fees of $55. OCIB recorded the debt issuance costs as a reduction of long-term debt in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Term Loan B Credit Facility using the effective-interest method.
OCIB amortized debt issuance costs related to the Term Loan B Credit Facility of $522 and $962 during the three-months ended March 31, 2017 and 2016, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.
Revolving Credit Facility and Amendments Thereto
The Revolving Credit Agreement Amendment No. 4 included $30 of legal fees and expenses, the Revolving Credit Agreement Amendment No. 5 included $31 of legal fees and expenses, and the Revolving Credit Agreement Amendment No. 6 included a 0.25% consent fee of $100 and $36 of legal fees and expenses. OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the effective-interest method.
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $29 and $104 during the three-months ended March 31, 2017 and 2016, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

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
The following table represents the effect of related party transactions on the unaudited condensed consolidated statement of operations for the three-months ended March 31, 2017 and 2016:

	Three-Months Ended March 31,
	2017	2016
Revenue	$3,579	$5,929
Cost of goods sold (exclusive of depreciation)	3,384	5,699
Selling, general and administrative expenses (1)	967	1,511
Interest expense	4,530	51

(1)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended March 31,
	2017	2016
OCI GP LLC	$723	$1,029
OCI Nitrogen B.V.	3	—
OCI Personnel B.V.	42	186
Contrack International Inc.	199	252
OCI Fertilizers Trade & Supply B.V.	—	44
Total selling, general and administrative expenses—related party	967	1,511
Our Agreements with OCI
Omnibus Agreement
On October 9, 2013, in connection with the closing of the Partnership's initial public offering (“IPO”), the Partnership entered into an omnibus agreement by and between the Partnership, OCI, OCI USA, OCI GP LLC and OCIB (the “Omnibus Agreement”). The Omnibus Agreement addresses certain aspects of the Partnership’s relationship with OCI and OCI USA, including: (i) certain indemnification obligations, (ii) the provision by OCI USA to the Partnership of certain services, including selling, general and administrative services and management and operating services relating to operating the Partnership’s business, (iii) the Partnership’s use of the name “OCI” and related marks and (iv) the allocation among the Partnership and OCI USA of certain tax attributes.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

We incurred costs under this contract, payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership in the amount of $4,107 and $6,728 during the three-months ended March 31, 2017 and 2016, respectively. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation) and the remaining amounts incurred were included in selling, general and administrative expense. During the three-months ended March 31, 2017, $3,384 were recorded in costs of goods sold (exclusive of depreciation) and $723 were recorded in selling, general and administrative expense. During the three-months ended March 31, 2016, $5,699 were recorded in costs of goods sold (exclusive of depreciation) and $1,029 were recorded in selling, general and administrative expense. Accounts payable—related party include amounts incurred but unpaid to OCI GP LLC of $3,387 and $3,147 as of March 31, 2017 and December 31, 2016, respectively.
As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, and (iv) OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $244 and $482 during the three-months ended March 31, 2017 and 2016, respectively. Accounts payable—related party include amounts incurred but unpaid to the aforementioned parties of $651 and $631 as of March 31, 2017 and December 31, 2016, respectively.
Distributions and Payments to OCI USA and Its Affiliates
Prior to the completion of the IPO, certain assets of OCIB were distributed to OCI USA including $27,560 of trade receivables. All collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the three-months ended March 31, 2017 and 2016, we remitted $112 and $458, respectively, of the collections of the transferred trade receivables to OCI USA.
On June 30, 2016, OCIB entered into a non-cash settlement agreement with OCI USA and OCI Fertilizer International B.V., a Dutch private limited liability company, which is an indirect, wholly-owned subsidiary of OCI (“OCI Fertilizer”) to settle $304 of the accrued interest—related party due to OCI Fertilizer in relation to the commitment fee on the unused portion of the intercompany revolving facility agreement between OCIB and OCI Fertilizer. As a result of this settlement agreement, OCIB incurred $304 of accounts payable—related party due to OCI USA.
Accounts payable—related party includes amounts incurred but unpaid to OCI USA of $9,467 and $9,579 as of March 31, 2017 and December 31, 2016, respectively.
Advances due from Related Parties
Advances due from related parties represent unreimbursed expenses incurred on behalf of OCI and its affiliates. These advances are unsecure, non-interest bearing and are due on demand. As of March 31, 2017 and December 31, 2016, the Partnership had $365 and $525, respectively, due from related parties.
Revolving Credit Facility—Related Party and Term Loan Facility—Related Party
As indicated above in note 5(a), OCIB recorded interest expense—related party of $4,530 and $51 during the three-months ended March 31, 2017 and 2016, respectively. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the three-months ended March 31, 2017 and 2016, we had related party sales of $3,579 and $2,664, respectively, for the sale of Ammonia to OCI Fertilizers USA. Accounts Receivable—related party includes amounts due from OCI Fertilizer USA of $817 and $1,332 as of March 31, 2017 and December 31, 2016, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V., an international trader of ammonia, to supply OCI Fertilizers Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply B.V. purchased the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the three-months ended March 31, 2016, we had related party sales of $3,265 for the sale of Ammonia to OCI Fertilizer Trade & Supply B.V. We had no related party sales to OCI Fertilizer Trade & Supply B.V. during the three-months ended March 31, 2017 and we had no amounts due from OCI Fertilizer Trade & Supply B.V. as of March 31, 2017 or December 31, 2016.
Other Transactions with Related Parties
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

Note 7 — Significant Customers
During the three-months ended March 31, 2017 and 2016, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended March 31, 2017	Three-Months Ended March 31, 2016
Methanex Methanol Company, L.L.C.	42%	28%
Southern Chemical Distribution, L.L.C.	16%	*
Interoceanic Corporation	*	14%
Koch (1)	*	29%

(1)	Figure presented includes sales to Koch Fertilizer, LLC and Koch Methanol, LLC.
* Customer accounted for less than 10% of the Partnership's revenues for the period presented.
The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 8 — Fair Value
The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of March 31, 2017. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of March 31, 2017 and December 31, 2016.

Note 9 — Commitments, Contingencies and Legal Proceedings
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
Environmental: The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three-months ended March 31, 2017 and 2016.
Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Our unconditional purchase obligation relates to the supply of nitrogen. The contract requires the purchase of minimum quantities of nitrogen, at current market prices. We have estimated our payment obligations under the existing contract using current market prices and currently expect our purchases to exceed our minimum payment obligations. Our obligations to make future payments under the nitrogen supply contract as of March 31, 2017 are summarized in the following table:

	Total	2017	2018	2019	2020	2021	Thereafter
Purchase Obligations	$53,400	$5,547	$7,362	$7,362	$7,362	$7,362	$18,405
Total payments relating to our nitrogen supply contract were approximately $1,941 and $2,834 during the three-months ended March 31, 2017 and 2016, respectively.

Note 10 — Earnings per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings/(loss) per limited partner unit for the period indicated:

	Three-Months Ended March 31,
	2017	2016
Net income (loss)	$13,744	$(6,054)
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	86,997,590
Basic and diluted net income (loss) per limited partner unit	$0.16	$(0.07)

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 11 — Partners' Capital and Partnership Distributions
As of March 31, 2017, the Partnership had a total of 86,997,590 common units issued and outstanding, of which 69,497,590 common units are owned by OCI or affiliates thereof, representing approximately 80% of the total Partnership common units outstanding.
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2016	$0.06	$5,220	June 24, 2016	July 8, 2016
Second Quarter, ended June 30, 2016(2)	$—	$—	—	—
Third Quarter, ended September 30, 2016(3)	$—	$—	—	—
Fourth Quarter, ended December 31, 2016(4)	$—	$—	—	—
First Quarter, ended March 31, 2017	$0.23	$20,009	May 19, 2017	June 5, 2017

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	No distribution was declared for the three-months ended June 30, 2016.

(3)	No distribution was declared for the three-months ended September 30, 2016.

(4)	No distribution was declared for the three-months ended December 31, 2016.

Note 12 — Subsequent Events
On May 5, 2017, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2017 through and including March 31, 2017 of $0.23 per unit, or approximately $20,009 in the aggregate. The cash distribution will be paid on June 5, 2017 to unitholders of record at the close of business on May 19, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our unaudited condensed consolidated financial statements and the related notes presented in this report as well as the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements and may address certain plans, activities or events which will or may occur in the future. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors” in our Annual Report that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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

•
risks relating to our relationships with OCI or its affiliates, including competition from Natgasoline LLC(“Natgasoline”), which is currently in the construction phase on its 1.8 million metric ton methanol plant in Beaumont, Texas;

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

•	our potential inability to obtain or renew permits;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of our products;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset and geographic diversification;

•	our dependence on a limited number of significant customers;

•	our ability to comply with employee safety laws and regulations;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	additional risks, compliance costs and liabilities from expansions or acquisitions;

•	our reliance on our senior management team;

•	the potential shortage of skilled labor or loss of key personnel;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	restrictions in our debt agreements, including those on our ability to distribute cash or conduct our business;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with New York Stock Exchange (“NYSE”) corporate governance requirements;

•	control of our general partner by OCI;

•	the conflicts of interest faced by our senior management team, which manages both our business and the businesses of various affiliates of our general partner;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners under our partnership agreement;

•	the impact of regulations issued by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury on our status as a partnership for U.S. federal income tax purposes; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.

For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, please refer to Item 1A—“Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) prior to the date hereof, which are available at the SEC’s website http://www.sec.gov. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately 55% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, and also paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Energy related applications consume the remaining 45% of methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”), Methyl tertiary-butyl ether (“MTBE”), and methanol-to-olefins (“MTO”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.
Termination of Negotiations on Proposed Transaction
On April 14, 2017, OCI terminated negotiations with the conflicts committee of the board of directors of our general partner regarding OCI's previously announced offer to acquire all publicly held common units of the Partnership in exchange for OCI shares, at an exchange ratio of 0.5200 OCI shares for each common unit. OCI currently owns 80% of issued and outstanding common units of the Partnership. After negotiations with the conflicts committee established by the board of directors of our general partner reached an impasse, OCI informed representatives of the conflicts committee that no acceptable definitive agreement could be reached.

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
Ammonia. The fertilizer industry is the major end-user of ammonia, with approximately 80% used for the production of various fertilizers or, to a much lesser extent, for direct application into the ground. Ammonia is also used to produce various industrial products including blasting/mining compounds (ammonium nitrate); fibers and plastics (acrylonitrile, caprolactam and other nylon intermediates, isocyanates and other urethane intermediates, amino resins); and NOx emission reducing agents (ammonia, urea) among others. While these non-fertilizer applications only account for approximately 18% of global ammonia demand, this sector plays a much more significant role in demand for imported ammonia, accounting for over 30% of global trade in ammonia.
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

Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of March 31, 2017. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached seventeen-year lows at the beginning of 2016.
For the three-months ended March 31, 2017, natural gas feedstock costs represented approximately 64% of our cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation)—related party (“Total Cost of Goods Sold (exclusive of depreciation)”) as compared to 48% during the three-months ended March 31, 2016. During the three-months ended March 31, 2017, we spent approximately $31.0 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $3.15, as compared to approximately $21.7 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.13 during the three-months ended March 31, 2016.
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
According to the Short-Term Energy Outlook published by the Energy Information Administration (the "EIA") in April 2017, the Henry Hub natural gas spot price is expected to average $3.10 MMBtu during 2017 and $3.45 MMBtu in 2018. The EIA projects that U.S. total natural gas consumption will decrease 2% in 2017 and increase 4% in 2018. During the same time period, U.S. natural gas production is expected to increase by approximately 1% in 2017 and 5% in 2018, which reverses the 2016 production decline. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.
Key Operational Factors
Product Sales Contracts
We currently are party to methanol sales contracts with several customers, including but not limited to Methanex and Southern Chemical Distribution, L.L.C. One of our customers is obligated to use best efforts to purchase a certain quantity of methanol from us each year, but generally our customers may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB shipping point basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the three-months ended March 31, 2017, methanol sales contracts with Methanex and Southern Chemical Distribution, L.L.C accounted for approximately 42% and 16%, respectively, of our revenues and revenues—related party (“Total Revenues”).
We are party to ammonia sales contracts with several customers, including but not limited to Interoceanic Corporation ("IOC") and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB shipping point basis when delivered by barge, pipeline, and our ammonia truck loading facility. The payment terms under our ammonia sales contacts are net 30 days. For the three-months ended March 31, 2017, ammonia sales contracts with IOC accounted for approximately 8% of our Total Revenues.
During the three-months ended March 31, 2017, we delivered approximately 57% of our total sales by barge, 37% of our total sales by pipeline, 5% of our total sales through our truck loading facilities.

Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Daily design capacity is 907 metric tons per day for our ammonia production unit and 2,500 metric tons per day for our methanol production unit. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of March 31, 2017, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $0.5 million to $0.6 million per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
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
On January 24, 2017, the IRS and the U.S. Department of the Treasury published final Treasury Regulations promulgated under the Code that provide guidance regarding whether income earned from certain activities will constitute qualifying income. Pursuant to these final Treasury Regulations, income earned from the production and marketing of methanol and synthesis gas does not constitute qualifying income. These Treasury Regulations apply to taxable years beginning on or after January 19, 2017. We previously received a private letter ruling from the IRS concluding that the income we earn from the production and marketing of methanol and synthesis gas does constitute qualifying income, and we may continue to rely on this private letter ruling and treat such income as qualifying income during a ten-year transition period ending on the last day of our taxable year ending on or after January 19, 2027, which we generally expect to be December 31, 2027. This should allow us to maintain our treatment as a partnership for U.S. federal income tax purposes and to continue to execute our business strategy during the ten-year transition period.

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
Capacity Utilization
During the three-months ended March 31, 2017, our ammonia and methanol production units were in operation for 86 days and 87 days, respectively. During the three-months ended March 31, 2017, the ammonia and methanol production units experienced 4 days and 3 days, respectively, of unplanned downtime due to a natural gas supply control issue. During the three-months ended March 31, 2016, both of our ammonia and methanol production units were in operation for 91 days.
We produced approximately 83,396 metric tons of ammonia and approximately 215,841 metric tons of methanol during the three-months ended March 31, 2017, representing capacity utilization rates of 102% and 96% for the ammonia and methanol production units, respectively, as compared to production of approximately 88,292 metric tons of ammonia and 224,757 metric tons of methanol during the three-months ended March 31, 2016, representing capacity utilization rates of 107% and 99% for the ammonia and methanol production units, respectively.
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

EBITDA should not be considered as an alternative to net income (loss), operating income (loss), net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, EBITDA presented by other companies may not be comparable to our presentation because each company may define EBITDA differently.

SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the three-months ended March 31, 2017 and 2016. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for production, capacity utilization rates, and natural gas pricing which is shown in $ per MMBtu.

	Three-Months Ended March 31,
	2017	2016
	(in thousands)
Net income (loss)	$13,744	$(6,054)
Add:
Interest expense	5,547	8,792
Interest expense—related party	4,530	51
Income tax expense	466	80
Depreciation expense	15,244	15,378
EBITDA	$39,531	$18,247

	Production (in metric tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For Three-Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Ammonia	83,396	88,292	102%	107%	$3.15	$2.13
Methanol	215,841	224,757	96%	99%	$3.15	$2.13

(1)
Calculated by total production volumes for a production unit for a given period, divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime.

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period.

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2016:
Revenues

	For the Three-Months Ended March 31,
	2017	2016
	(in thousands)
Total revenues	$92,891	$69,941

	For the Three-Months Ended March 31, 2017		For the Three-Months Ended March 31, 2016
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	85.5	$21,135	96.7	$28,519
Methanol	203.1	71,756	218.9	41,414
Other	—	—	—	8
Total	288.6	$92,891	315.6	$69,941

Our Total Revenues were approximately $92.9 million for the three-months ended March 31, 2017 compared to approximately $69.9 million for the three-months ended March 31, 2016. Our methanol revenues were approximately $71.8 million for the three-months ended March 31, 2017 compared to approximately $41.4 million for the three-months ended March 31, 2016, which represents an increase of 73%. The increase in methanol revenue is due to the corresponding increase in average methanol sales prices, which was partially offset by a decrease in methanol sales volumes. Our ammonia revenues were approximately $21.1 million for the three-months ended March 31, 2017 compared to approximately $28.5 million for the three-months ended March 31, 2016, which represents a decrease of 26%. The decrease in ammonia revenue is due to the corresponding decreases in ammonia sales volumes and average ammonia sales prices.
We sold approximately 203,100 metric tons of methanol during the three-months ended March 31, 2017 compared to approximately 218,940 metric tons of methanol during the three-months ended March 31, 2016, which represents a decrease in sales volumes of 7%. The average sales prices per metric ton for methanol during the three-months ended March 31, 2017 was $353 per metric ton compared to $189 per metric ton for the three-months ended March 31, 2016, which represents an increase of 87%. During late 2016 and early 2017, global supply disruptions caused by production issues and increases in global demand resulted in an increase in our average methanol sales price. Sales of methanol comprised approximately 77.2% of our Total Revenues for the three-months ended March 31, 2017 compared to 59.2% of our Total Revenues for the three-months ended March 31, 2016.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous five fiscal quarters.

	Average Methanol Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$353	$189
June 30	—	$192
September 30	—	$214
December 31	—	$257

We sold approximately 85,516 metric tons of ammonia during the three-months ended March 31, 2017 compared to approximately 96,669 metric tons of ammonia during the three-months ended March 31, 2016, which represents a decrease in sales volumes of 12%. The average sales prices per metric ton for ammonia during the three-months ended March 31, 2017 was $247 per metric ton compared to $295 per metric ton for the three-months ended March 31, 2016, which represents a decrease of 16%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 22.8% of our Total Revenues for the three-months ended March 31, 2017 compared to 40.8% of our Total Revenues for the three-months ended March 31, 2016.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous five fiscal quarters.

	Average Ammonia Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$247	$295
June 30	—	$301
September 30	—	$235
December 31	—	$199

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended March 31, 2017		For the Three-Months Ended March 31, 2016
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$31,045	64.3%	$21,663	48.3%
Hydrogen	$5,551	11.5	$5,104	11.4
Nitrogen	$1,941	4.0	$2,834	6.3
Maintenance	$3,111	6.4	$4,285	9.6
Labor	$3,880	8.0	$4,162	9.3
Other	$2,744	5.7	$6,787	15.1
Total	$48,272	100%	$44,835	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $48.3 million and 52% of Total Revenue for the three-months ended March 31, 2017, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $44.8 million and 64% of Total Revenue for the three-months ended March 31, 2016. The increase in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the increase in natural gas prices. Our purchase price for natural gas increased from an average of $2.13 per MMBtu for the three-months ended March 31, 2016 to an average of $3.15 per MMBtu for the three-months ended March 31, 2017, which represents an increase of 48%.
Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous five fiscal quarters.

	Natural Gas Purchase Prices
	2017	2016
For the Three-Months Ended:
March 31	$3.15	$2.13
June 30	—	$2.13
September 30	—	$2.88
December 31	—	$3.10

The decrease in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was due to the increase in Total Revenue. Our Total Revenues increased by 33% for the three-months ended March 31, 2017 as compared to the three-months ended March 31, 2016 due to the increase in methanol average realized sales prices.
Depreciation Expense
Depreciation expense was approximately $15.2 million for the three-months ended March 31, 2017 compared to approximately $15.4 million for the three-months ended March 31, 2016, which represents a decrease of 1%.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $4.1 million for the three-months ended March 31, 2017 compared to approximately $4.9 million for the three-months ended March 31, 2016, which represents a decrease of 16%. The decrease in selling, general and administrative expenses was primarily due to a decrease in insurance and property tax expenses.
Our selling, general and administrative expenses—related party were approximately $1.0 million for the three-months ended March 31, 2017 compared to approximately $1.5 million for the three-months ended March 31, 2016, which represents a decrease of 33%. The decrease in selling, general and administrative expenses—related party was primarily due to a decrease in officer's compensation.
Interest Expense
Interest expense was approximately $5.5 million for the three-months ended March 31, 2017 compared to $8.8 million for the three-months ended March 31, 2016. During the three-months ended March 31, 2017, interest expense was lower than the comparable period as a result of the $200.0 million principal prepayment made on November 30, 2016 in which OCIB utilized the funds borrowed under the Term Loan Facility—Related Party to prepay $200.0 million of Term B Loans under the Term B Loan Credit Facility.
Interest expense—related party was approximately $4.5 million for the three-months ended March 31, 2017 compared to $51,000 for the three-months ended March 31, 2016. During the three-months ended March 31, 2017 interest expense—related party was higher during the comparable period as the result of $200.0 million in borrowings on November 30, 2016 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to finance current operations, pay distributions to our partners, fund capital expenditures and service our debt. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures, for the next 12 months. Our sources of liquidity include cash flow from operations, cash on hand, the Revolving Credit Facility and the Revolving Credit Facility—Related Party. Our future capital expenditures and other cash requirements could be higher than we currently anticipate as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside our control.
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

Three Months Ended March 31, 2017
(in millions)
Reconciliation of Net income to EBITDA
Net income	$13.7
Adjustments:
Add:
Interest expense	5.6
Interest expense—related party	4.5
Income tax expense	0.5
Depreciation expense	15.2
EBITDA	$39.5
Reconciliation of EBITDA to Cash available for distribution
EBITDA	$39.5
Adjustments:
Less:
Debt service (1)	11.4
Maintenance and expansion capital expenditures
Capital expenditures	1.4
Reserves for future turnarounds	1.5
Reserves for future operating or capital needs	4.7
Taxes	0.5
Rounding for distributions	—
Cash available for distribution	$20.0
Actual cash distributions paid	$20.0

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
On May 5, 2017, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2017 through and including March 31, 2017 of $0.23 per unit, or approximately $20.0 million in the aggregate. The cash distribution will be paid on June 5, 2017 to unitholders of record at the close of business on May 19, 2017.

Credit Facilities
Described below are the credit facilities under which OCIB may draw extra liquidity as of March 31, 2017. Please read Item I—“Financial Statements”, note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.
Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of March 31, 2017, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of March 31, 2017, the principal outstanding under the Term Loan B Credit Facility was $235.2 million. Interest on the Term Loan B Credit Facility accrues, at OCIB's option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate (as each such term is defined in the Term Loan B Credit Facility), plus 5.75%.
Although we do not have any additional committed capacity from identified lenders or investors, as of March 31, 2017, we had capacity to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.
Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of March 31, 2017, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. As of March 31, 2017, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75%. OCIB pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility.
As of March 31, 2017, we had $8.0 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of March 31, 2017, OCIB had $32.0 million outstanding under the Revolving Credit Facility.

Revolving Credit Facility—Related Party
Our intercompany revolving credit facility with OCI USA (the “Revolving Credit Facility—Related Party”) has a borrowing capacity of $40.0 million and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility to $40.0 million minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the unaudited condensed consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. As of March 31, 2017, OCIB had no amounts outstanding under the Revolving Credit Facility—Related Party.
Term Loan Facility—Related Party
Our intercompany term loan facility with OCI USA (the “Term Loan Facility—Related Party”) has a borrowing capacity of $200.0 million and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to the Term B Loans under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B Loans (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200.0 million under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Due to the $200.0 million of borrowings outstanding under the Term Loan Facility—Related Party as of March 31, 2017, we have no amounts available to us under the Term Loan Facility—Related Party.
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
We recorded maintenance capital expenditures related to our capital spares project and other budgeted maintenance capital projects in the amount of $0.3 million for the three-months ended March 31, 2017 compared to approximately $1.2 million for the three-months ended March 31, 2016. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019.
We did not have any expansion capital expenditures during the three-months ended March 31, 2017 and 2016.

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
Working capital at March 31, 2017 was a deficit of $11.3 million, consisting of $61.5 million in total current assets and $72.9 million in total current liabilities. Working capital at December 31, 2016 was a deficit of $39.8 million, consisting of $42.4 million in total current assets and $82.2 million in total current liabilities. The reduction in the working capital deficit was primarily due to an increase in cash on hand and accounts receivables from the increase in our average methanol sales price.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Three-Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	14,831	16,832
Investing activities	(1,368)	(1,030)
Financing activities	(4,368)	(2,533)
Net increase in cash and cash equivalents	9,095	13,269

Operating Activities
Net cash provided by operating activities for the three-months ended March 31, 2017 was approximately $14.8 million. We had a net income of approximately $13.7 for the three-months ended March 31, 2017. During this period, we recorded depreciation expense of $15.2 million and amortization of debt issuance costs of $0.6 million. Accounts receivable, which is approximately equal to one month of revenue, increased by $10.4 million during the three-months ended March 31, 2017. The increase in accounts receivable is due to an increase in our average methanol sales prices. Inventories increased by $1.0 million. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $4.9 million due to the settlement of obligations to our suppliers.
Net cash provided by operating activities for the three-months ended March 31, 2016 was approximately $16.8 million. We had a net loss of approximately $6.0 for the three-months ended March 31, 2016. During this period, we recorded depreciation expense of $15.4 million and amortization of debt issuance costs of $1.1 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $6.8 million during the three-months ended March 31, 2016. The decrease in accounts receivable is due to a decrease in our realized average ammonia and methanol sales prices. Accounts receivable—related party decreased by $4.2 million due to the timing of receipt of cash from customers. Inventories decreased by $1.8 million. Other current assets and prepaid expenses decreased by $2.0 million due to the amortization of prepaid insurance policies. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $7.0 million due to the settlement of obligations to our suppliers. Other payables, accruals and current liabilities decreased by $2.7 million due to the payment of a retention bonus to all non-executive employees and the payment of our property taxes during January 2016.
Investing Activities
Net cash used in investing activities was approximately $1.4 million and $1.0 million, respectively, for the three-months ended March 31, 2017 and 2016.

Financing Activities
Net cash used in financing activities was approximately $4.4 million for the three-months ended March 31, 2017. During the three-months ended March 31, 2017, we received $62.0 million in proceeds from the Revolving Credit Facility and subsequently repaid $30.0 million, leaving a principal balance of $32.0 million outstanding as of March 31, 2017. We repaid borrowings of $1.1 million on the Term Loan B Credit Facility and repaid $35.0 million on the Revolving Credit Facility—Related Party. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.
Net cash used in financing activities was approximately $2.5 million for the three-months ended March 31, 2016. During the three-months ended March 31, 2016, we repaid borrowings of $1.1 million on the Term Loan B Credit Facility and paid $1.2 million in deferred financing costs associated with Amendment No. 6 to the Term Loan B Credit Facility and Amendment No. 4 and 5 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

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
Effective January 1, 2017 we adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB issued this ASU on November 20, 2015 as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). Previously, GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes and to align the presentation of deferred income tax assets and liabilities with IFRS, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity can apply the amendments either prospectively or retrospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 has been applied prospectively and did not have any impact on the Partnership’s unaudited condensed consolidated statement of operations.

Effective January 1, 2017 we adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The FASB issued this ASU on July 22, 2015 as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and IFRS. The amendments in ASU 2015-11 change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have any impact on the Partnership’s consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of March 31, 2017, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate plus 5.75%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB’s option, at LIBOR plus 4.75% per annum or the alternate base rate plus 3.75%. Interest on borrowings under the Term Loan Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Interest on borrowings under the Revolving Credit Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Revolving Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at March 31, 2017, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $5.0 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of March 31, 2017. We have supply agreements with Kinder Morgan, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of March 31, 2017, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of March 31, 2017, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of March 31, 2017, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350
3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350
3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098
3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2013	001-36098
10.1*	Amendment No. 4, dated as of March 11, 2016, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 17, 2016	001-36098
10.2*	Amendment No. 5, dated as of March 17, 2016, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.2	March 22, 2016	001-36098
10.3*	Amendment No. 6, dated as of January 4, 2017, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.3	January 10, 2017	001-36098
10.4*	Amendment No. 6, dated as of March 17, 2016, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.4	March 22, 2016	001-36098
10.5*	Amendment No. 7, dated as of November 30, 2016, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.5	December 1, 2016	001-36098
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________________________________________________________

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
#	Furnished herewith.
+	Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: May 8, 2017	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)