Form 10-Q
period 2017-06-30
OCI Partners LP
filed 2017-08-07
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP
Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(Dollars in thousands, except per unit data)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,383	$8,080
Accounts receivable	24,625	22,170
Accounts receivable—related party	415	1,322
Inventories	12,753	7,543
Advances due from related parties	422	525
Other current assets and prepaid expenses	1,183	2,712
Total current assets	46,781	42,352
Property, plant, and equipment, net of accumulated depreciation of $197,475 and $166,948, respectively	590,072	620,214
Other non-current assets	1,059	1,176
Total assets	$637,912	$663,742
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$19,471	$20,557
Accounts payable—related party	13,617	13,357
Other payables and accruals	1,617	2,620
Revolving credit facility, net	19,923	—
Revolving credit facility—related party	—	35,000
Current maturities of the term loan facility	4,480	4,480
Accrued interest	2,302	2,523
Accrued interest—related party	1,380	1,675
Other current liabilities	1,996	1,942
Total current liabilities	64,786	82,154
Term loan facility, net	224,574	225,748
Term loan facility—related party	200,000	200,000
Other non-current liabilities	2,992	2,589
Total liabilities	492,352	510,491
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at June 30, 2017 and December 31, 2016	145,560	153,251
General partner’s interest	—	—
Total partners’ capital	145,560	153,251
Total liabilities and partners’ capital	$637,912	$663,742
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Operations
Three and Six-Month Periods Ended June 30, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
Revenues	$72,327	$54,460	$161,639	$118,472
Revenues—related party	1,643	1,818	5,222	7,747
Total Revenue	73,970	56,278	166,861	126,219

Cost of goods sold (exclusive of depreciation)	39,788	35,203	84,676	74,339
Cost of goods sold (exclusive of depreciation)—related party	6,909	4,555	10,293	10,254
Total Cost of goods sold (exclusive of depreciation)	46,697	39,758	94,969	84,593

Selling, general and administrative expenses	2,616	5,291	6,718	10,239
Selling, general and administrative expenses—related party	772	1,151	1,739	2,662
Total Selling, general and administrative expenses	3,388	6,442	8,457	12,901

Depreciation expense	15,283	15,513	30,527	30,891
Income (loss) from operations before interest expense, other income and income tax expense	8,602	(5,435)	32,908	(2,166)
Interest expense	5,725	9,973	11,272	18,765
Interest expense—related party	4,211	51	8,741	102
Loss on disposition of fixed assets	—	(26)	—	(448)
Other income (expense)	1	(9)	(18)	13
Income (loss) from operations before tax expense	(1,333)	(15,494)	12,877	(21,468)
Income tax expense	93	(47)	559	33
Net income (loss)	$(1,426)	$(15,447)	$12,318	$(21,501)
Earnings (loss) per limited partner unit:
Common unit (basic and diluted)	$(0.02)	$(0.18)	$0.14	$(0.25)
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	86,997,590	86,997,590	86,997,590
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Partners’ Capital
Six-Months Ended June 30, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, December 31, 2015	86,997,590	$236,863	$236,863
Distributions	—	(6,650)	(6,650)
Distributions—Related Party	—	(26,409)	(26,409)
Net loss	—	(21,501)	(21,501)
Balance, June 30, 2016	86,997,590	$182,303	$182,303

Balance, December 31, 2016	86,997,590	$153,251	$153,251
Distributions	—	(4,025)	(4,025)
Distributions—Related Party	—	(15,984)	(15,984)
Net income	—	12,318	12,318
Balance, June 30, 2017	86,997,590	$145,560	$145,560
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Six-Months Ended June 30, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Six-Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$12,318	$(21,501)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	30,527	30,891
Amortization of debt issuance costs	1,125	2,092
Deferred income tax expense	403	81
Loss on disposition of fixed assets	—	448
Decrease (increase) in:
Accounts receivable	(2,455)	12,357
Accounts receivable—related party	907	4,609
Inventories	(5,210)	1,886
Advances due from related parties	103	(12)
Other non-current assets, other current assets and prepaid expenses	1,646	19
Increase (decrease) in:
Accounts payable	107	(3,393)
Accounts payable—related party	454	1,038
Other payables, accruals, and current liabilities	(891)	325
Accrued interest	(221)	559
Accrued interest—related party	(295)	101
Net cash provided by operating activities	38,518	29,500
Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,636)	(2,849)
Proceeds from sale of scrap equipment	—	19
Net cash used in investing activities	(1,636)	(2,830)
Cash flows from financing activities:
Proceeds from revolving credit facility	62,000	10,000
Repayment of revolving credit facility	(42,000)	(10,000)
Repayment of term loan B credit facility	(2,240)	(2,240)
Repayment of revolving credit facility—related party	(35,000)	—
Debt issuance costs	(136)	(1,206)
Remittance of cash to OCI USA for transferred trade receivables	(194)	(63)
Distributions to Unitholders	(4,025)	(5,600)
Distributions to Unitholders – related party	(15,984)	(22,239)
Net cash used in financing activities	(37,579)	(31,348)
Net decrease in cash and cash equivalents	(697)	(4,678)
Cash and cash equivalents, beginning of period	8,080	13,238
Cash and cash equivalents, end of period	$7,383	$8,560
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Six-Months Ended June 30, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Six-Months Ended June 30,
	2017	2016
Supplemental cash disclosures:
Cash paid during the period for income taxes	$—	$100
Cash paid during the period for interest	10,291	16,096
Cash paid during the period for interest—related party	9,036	—
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$108	$2,223
Noncash settlement of accrued interest—related party	—	304
Distribution to Unitholders payable	—	1,050
Distribution to Unitholders payable—related party	—	4,170
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
OCI Beaumont LLC (“OCIB”) is a Texas limited liability company formed on December 10, 2010 as the acquisition vehicle to purchase the manufacturing facility and related assets offered for sale by Eastman Chemical Company on May 5, 2011 for $26,500. OCI N.V. (“OCI”), a Dutch public limited liability company, which is the ultimate parent for a group of related entities, through its subsidiaries, is a global producer of natural gas-based fertilizers and chemicals. OCI is listed on the Euronext Amsterdam and trades under the symbol “OCI.”
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of June 30, 2017, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six-months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other reporting period.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 3 — Inventories
As of June 30, 2017 and December 31, 2016, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
Ammonia	$6,237	$4,192
Methanol	6,516	3,351
Total	$12,753	$7,543

Note 4 — Property, Plant and Equipment

	As of
	June 30, 2017	December 31, 2016
Land	$3,371	$3,371
Plant and equipment	768,607	766,263
Buildings	14,685	14,685
Vehicles	55	55
Furniture, Fixtures & Office Equipment	629	629
Construction in progress	200	2,159
	787,547	787,162
Less: accumulated depreciation	197,475	166,948
	$590,072	$620,214

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 5 — Debt
(a) Debt—Related Party

	June 30, 2017	Interest Rate	Interest Rate as of June 30, 2017	Maturity Date
Revolving Credit Facility—Related Party	$—	4.75% + LIBOR + 0.25%	6.22%	January 20, 2020

	June 30, 2017	Interest Rate	Interest Rate as of June 30, 2017	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% + Adjusted LIBOR + 0.25%	8.18%	January 20, 2020

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Revolving Credit Facility—Related Party	$35,000	3.50% + LIBOR + 0.25%	4.63%	January 20, 2020

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% + Adjusted LIBOR + 0.25%	8.28%	January 20, 2020
The intercompany revolving credit facility between OCIB and OCI USA Inc. (the “Revolving Credit Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $40,000 and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility) discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA Inc. (“OCI USA”) under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the unaudited condensed consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of June 30, 2017, OCIB had no amounts drawn under the Revolving Credit Facility—Related Party.
The intercompany term loan facility between OCIB and OCI USA (the “Term Loan Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $200,000 and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) discussed in note 5(b) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200,000 under the Term Loan Facility-Related Party to prepay a portion of the Term Loan B Credit Facility as discussed in note 5(b). As of June 30, 2017, OCIB had $200,000 drawn under the Term Loan Facility—Related Party.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

(b) Debt—Third Party

	June 30, 2017	Interest Rate	Interest Rate as of June 30, 2017	Maturity Date
Revolving Credit Facility	$20,000	4.75% + LIBOR	5.97%	March 31, 2018
Less: Unamortized Debt Issue Costs	77
Revolving Credit Facility, Net	$19,923

	June 30, 2017	Interest Rate	Interest Rate as of June 30, 2017	Maturity Date
Term Loan B Credit Facility	$234,065	6.75% + Adjusted LIBOR	7.93%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	5,011
Term Loan Facility, Net	$224,574

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Term Loan B Credit Facility	$236,305	6.75% + Adjusted LIBOR	8.03%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	6,077
Term Loan Facility, Net	$225,748

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
Scheduled maturities with respect to the Term Loan B Credit Facility at June 30, 2017 are as follows:

Fiscal Year
2017	$2,240
2018	4,480
2019	227,345
Total	$234,065

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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Under the Term Loan B Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of June 30, 2017, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarters ending June 30, 2017 and September 30, 2017, 5.50 to 1.00, (b) in the fiscal quarter ending December 31, 2017, 5.25 to 1.00, and (c) 4.75 to 1.00, for each fiscal quarter ending thereafter, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 1.50 to 1.00, for the fiscal quarter ending June 30, 2017, (b) 1.75 to 1.00, for the fiscal quarter ending September 30, 2017, and (c) 2.25 to 1.00, for the fiscal quarter ending December 31, 2017 and for each fiscal quarter ending thereafter. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters (excluding interest recorded on subordinated debt). As of June 30, 2017, OCIB’s consolidated senior secured net leverage ratio was 2.60 to 1.00, and its consolidated interest coverage ratio was 2.49 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.
The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of June 30, 2017, the Partnership was in compliance with all these covenants.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Revolving Credit Facility and Amendments Thereto
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit facility agreement (as amended, supplemented or restated from time to time, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000 (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined in note 5(a)), including a $20,000 sublimit for letters of credit. The aggregate borrowing capacity of the Revolving Credit Facility was reduced by $2,500 on the last day of the quarter ending June 30, 2017, leaving an aggregate borrowing capacity of $37,500 as of June 30, 2017. The borrowing capacity of the Revolving Credit Facility will continue to be reduced by $2,500 on the last day of each fiscal quarter until the facility expires on March 31, 2018. All proceeds from this facility are used by OCIB for working capital, capital expenditures and other general corporate purposes.
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
Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of June 30, 2017, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarters ending June 30, 2017 and September 30, 2017, 5.50 to 1.00, and (b) in the fiscal quarter ending December 31, 2017, 5.25 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 1.50 to 1.00, for the fiscal quarter ending June 30, 2017, (b) 1.75 to 1.00, for the fiscal quarter ending September 30, 2017, and (c) 2.25 to 1.00, for the fiscal quarter ending December 31, 2017. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters (excluding interest recorded on subordinated debt). As of June 30, 2017, OCIB’s consolidated senior secured net leverage ratio was 2.60 to 1.00, and its consolidated interest coverage ratio was 2.49 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated.
The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of June 30, 2017, the Partnership was in compliance with all of these covenants.
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
OCIB amortized debt issuance costs related to the Term Loan B Credit Facility of $545 and $1,067 during the three and six-months ended June 30, 2017, respectively, as compared to $1,018 and $1,980 during the three and six-months ended June 30, 2016, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.
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
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $29 and $58 during the three and six-months ended June 30, 2017, respectively, as compared to $8 and $112 during the three and six-months ended June 30, 2016, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

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
The following table represents the effect of related party transactions on the unaudited condensed consolidated statement of operations for the three and six-months ended June 30, 2017 and 2016:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,643	$1,818	$5,222	$7,747
Cost of goods sold (exclusive of depreciation) (1)	6,909	4,555	10,293	10,254
Selling, general and administrative expenses (2)	772	1,151	1,739	2,662
Interest expense	4,211	51	8,741	102

(1)	Amounts represented in cost of goods sold (exclusive of depreciation) were incurred to the following related parties:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
OCI GP LLC	$4,789	$4,555	$8,173	$10,254
OCI USA	2,120	—	2,120	—
Total cost of goods sold (exclusive of depreciation)—related party	$6,909	$4,555	$10,293	$10,254

(2)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
OCI GP LLC	$645	$820	$1,367	$1,849
OCI Nitrogen B.V.	1	13	5	13
OCI Personnel B.V.	(12)	108	30	294
Contrack International Inc.	126	170	325	422
OCI Fertilizer B.V.	12	40	12	40
OCI Fertilizers Trade & Supply B.V.	—	—	—	44
Total selling, general and administrative expenses—related party	$772	$1,151	$1,739	$2,662

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Our Agreements with OCI
Omnibus Agreement
We are party to an omnibus agreement with OCI, OCI USA, OCI GP LLC and OCIB (the “Omnibus Agreement”). The Omnibus Agreement addresses certain aspects of the Partnership’s relationship with OCI and OCI USA, including: (i) certain indemnification obligations, (ii) the provision by OCI USA to the Partnership of certain services, including selling, general and administrative services and management and operating services relating to operating the Partnership’s business, (iii) the Partnership’s use of the name “OCI” and related marks and (iv) the allocation among the Partnership and OCI USA of certain tax attributes.
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
We incurred costs under this contract, payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership in the amount of $5,434 and $9,540 during the three and six-months ended June 30, 2017, respectively, as compared to $5,375 and $12,103 during the three and six-month periods ended June 30, 2016, respectively. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation)—related party and the remaining amounts incurred were included in selling, general and administrative expense—related party. During the three and six-months ended June 30, 2017, $4,789 and $8,173, respectively, were recorded in costs of goods sold (exclusive of depreciation)—related party and $645 and $1,367, respectively, were recorded in selling, general and administrative expense—related party. During the three and six-months ended June 30, 2016, $4,555 and $10,254, respectively, were recorded in costs of goods sold (exclusive of depreciation)—related party and $820 and $1,849, respectively, were recorded in selling, general and administrative expense—related party. Accounts payable—related party include amounts incurred but unpaid to OCI GP LLC of $3,786 and $3,147 as of June 30, 2017 and December 31, 2016, respectively.
The Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, (iv) OCI Fertilizer B.V., an indirect, wholly-owned subsidiary of OCI, and (v) OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense—related party as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $127 and $372 during the three and six-months ended June 30, 2017, respectively, as compared to $331 and $813 during the three and six-months ended June 30, 2016, respectively. Accounts payable—related party include amounts incurred but unpaid to the aforementioned parties of $446 and $631 as of June 30, 2017 and December 31, 2016, respectively.
Distributions and Payments to OCI USA
Prior to the completion of our initial public offering, certain assets of OCIB were distributed to OCI USA including $27,560 of trade receivables. All collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the three and six-months ended June 30, 2017, we remitted $112 and $194, respectively, of the collections of the transferred trade receivables to OCI USA, as compared to $160 and $367 during the three and six-months ended June 30, 2016, respectively.
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
Accounts payable—related party includes amounts incurred but unpaid to OCI USA of $9,385 and $9,579 as of June 30, 2017 and December 31, 2016, respectively.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Advances due from Related Parties
Advances due from related parties represent unreimbursed expenses incurred on behalf of OCI and its affiliates. These advances are unsecured, non-interest bearing and are due on demand. As of June 30, 2017 and December 31, 2016, the Partnership had $422 and $525, respectively, due from related parties.
Set forth below is a table showing the amounts due from the following related parties:

	As of
	June 30, 2017	December 31, 2016
OCI N.V.	$78	$56
NatGasoline, LLC	341	446
Iowa Fertilizer Company	3	23
Total advances due from related party	422	525
Revolving Credit Facility—Related Party and Term Loan Facility—Related Party
As indicated above in note 5(a), OCIB recorded interest expense—related party of $4,211 and $8,741 during the three and six-months ended June 30, 2017, respectively, as compared to $51 and $102 during the three and six-months ended June 30, 2016, respectively. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.
Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the three and six-months ended June 30, 2017, we had related party sales of $1,643 and $5,222 respectively, for the sale of Ammonia to OCI Fertilizers USA, as compared to $1,818 and $4,482 during the three and six-months ended June 30, 2016, respectively. Accounts receivable—related party includes amounts due from OCI Fertilizer USA of $415 and $1,322 as of June 30, 2017 and December 31, 2016, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V., an international trader of ammonia, to supply OCI Fertilizers Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizers Trade & Supply B.V. purchased the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the three and six-months ended June 30, 2016, we had related party sales of $0 and $3,265, respectively, for the sale of Ammonia to OCI Fertilizer Trade & Supply B.V. We had no related party sales of Ammonia to OCI Fertilizer Trade & Supply B.V. during three and six-months ended June 30, 2017. No amounts were due from OCI Fertilizer Trade & Supply B.V. as of June 30, 2017 or December 31, 2016.
Methanol Supply and Sales Agreement
On May 18, 2017, to fulfill its contracted sales commitments during the unplanned shutdown that occurred in April and May of 2017, OCIB entered into a methanol purchase and sale agreement with OCI USA, pursuant to which, OCI USA agreed to sell and deliver a methanol volume of approximately 7,000 metric tons, and OCIB agreed to purchase and receive the methanol volume. Under the terms of the agreement, OCIB purchased the methanol from OCI USA at the May 2017 spot price of $303 per metric ton and paid the costs associated with delivery of the methanol to the Beaumont facility.
 During the three and six-months ended June 30, 2017, the cost of the methanol purchased from OCI USA of approximately $2,120 was included in cost of goods sold (exclusive of depreciation)—related party in the accompanying unaudited condensed consolidated statements of operations. No amounts were payable to OCI USA in relation to the methanol supply and sales agreement as of June 30, 2017 or December 31, 2016.

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

Note 7 — Significant Customers
During the three and six-months ended June 30, 2017 and 2016, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended June 30, 2017	Six-Months Ended June 30, 2017
Methanex Methanol Company, L.L.C.	43%	42%
Interoceanic Corporation	11%	*
Southern Chemical Distribution, L.L.C.	*	12%

Customer name	Three-Months Ended June 30, 2016	Six-Months Ended June 30, 2016
Methanex Methanol Company, L.L.C.	32%	30%
Koch (1)	25%	27%
Interoceanic Corporation	13%	14%

(1)	Figure presented includes sales to Koch Fertilizer, LLC and Koch Methanol, LLC.
* Customer accounted for less than 10% of the Partnership's revenues for the period presented.
The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

Note 8 — Fair Value
The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of June 30, 2017. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of June 30, 2017 and December 31, 2016.

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
Environmental: The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three and six-months ended June 30, 2017 and 2016.
Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Our unconditional purchase obligation relates to the supply of nitrogen. The contract requires the purchase of minimum quantities of nitrogen, at current market prices. We have estimated our payment obligations under the existing contract using current market prices and currently expect our purchases to exceed our minimum payment obligations. Our obligations to make future payments under the nitrogen supply contract as of June 30, 2017 are summarized in the following table:

	Total	2017	2018	2019	2020	2021	Thereafter
Purchase Obligations	$51,564	$3,711	$7,362	$7,362	$7,362	$7,362	$18,405
Total payments relating to our nitrogen supply contract were approximately $1,888 and $3,829 during the three and six-months ended June 30, 2017, respectively, as compared to $2,807 and $5,641 during the three and six-months ended June 30, 2016, respectively.

Note 10 — Earnings (loss) per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings/(loss) per limited partner unit for the period indicated:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,426)	$(15,447)	$12,318	$(21,501)
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	86,997,590	86,997,590	86,997,590
Basic and diluted net income (loss) per limited partner unit	$(0.02)	$(0.18)	$0.14	$(0.25)

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 11 — Partners' Capital and Partnership Distributions
As of June 30, 2017, the Partnership had a total of 86,997,590 common units issued and outstanding, of which 69,497,590 common units are owned by OCI or affiliates thereof, representing approximately 80% of the total Partnership common units outstanding.
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2016	$0.06	$5,220	June 24, 2016	July 8, 2016
Second Quarter, ended June 30, 2016(2)	$—	$—	—	—
Third Quarter, ended September 30, 2016(3)	$—	$—	—	—
Fourth Quarter, ended December 31, 2016(4)	$—	$—	—	—
First Quarter, ended March 31, 2017	$0.23	$20,009	May 19, 2017	June 5, 2017
Second Quarter, ended June 30, 2017	$0.12	$10,440	August 18, 2017	September 8, 2017

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	No distribution was declared for the three-months ended June 30, 2016.

(3)	No distribution was declared for the three-months ended September 30, 2016.

(4)	No distribution was declared for the three-months ended December 31, 2016.

Note 12 — Subsequent Events
On August 7, 2017, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period April 1, 2017 through and including June 30, 2017 of $0.12 per unit, or approximately $10,440 in the aggregate. The cash distribution will be paid on September 8, 2017 to unitholders of record at the close of business on August 18, 2017.

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

Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of June 30, 2017. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock.
For the three-months ended June 30, 2017, natural gas feedstock costs represented approximately 54% of our cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation)—related party (“Total Cost of Goods Sold (exclusive of depreciation)”) as compared to 44% during the three-months ended June 30, 2016. During the three-months ended June 30, 2017, we spent approximately $25.0 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $3.32, as compared to approximately $17.5 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.13 during the three-months ended June 30, 2016.
For the six-months ended June 30, 2017, natural gas feedstock costs represented approximately 59% of our Total Cost of Goods Sold (exclusive of depreciation) as compared to 46% during the six-months ended June 30, 2016. During the six-months ended June 30, 2017, we spent approximately $56.1 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $3.22, as compared to approximately $39.1 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.13 during the six-months ended June 30, 2016.
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
According to the Short-Term Energy Outlook published by the Energy Information Administration (the "EIA") in July 2017, the Henry Hub natural gas spot price is expected to average $3.10 MMBtu during 2017 and $3.40 MMBtu in 2018. The EIA projects that U.S. total natural gas consumption will decrease 3% in 2017 and increase 4% in 2018. During the same time period, U.S. natural gas production is expected to increase by approximately 1% in 2017 and 4% in 2018, which reverses the 2016 production decline. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.
Key Operational Factors
Product Sales Contracts
We currently are party to methanol sales contracts with several customers, including but not limited to Methanex and Southern Chemical Distribution, L.L.C. One of our customers is obligated to use best efforts to purchase a certain quantity of methanol from us each year, but generally our customers may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB shipping point basis when transported by barge, pipeline, and our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the six-months ended June 30, 2017, methanol sales contracts with Methanex and Southern Chemical Distribution, L.L.C accounted for approximately 42% and 12%, respectively, of our revenues and revenues—related party (“Total Revenues”).
We are party to ammonia sales contracts with several customers, including but not limited to Interoceanic Corporation ("IOC") and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB shipping point basis when delivered by barge, pipeline, and our ammonia truck loading facility. The payment terms under our ammonia sales contacts are net 30 days. For the six-months ended June 30, 2017, ammonia sales contracts with IOC accounted for approximately 9% of our Total Revenues.
During the six-months ended June 30, 2017, we delivered approximately 53% of our total sales by barge, 42% of our total sales by pipeline, 5% of our total sales through our truck loading facilities.

Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Daily design capacity is 907 metric tons per day for our ammonia production unit and 2,500 metric tons per day for our methanol production unit. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of June 30, 2017, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $0.4 million to $0.5 million per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
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
Capacity Utilization
During the three-months ended June 30, 2017, our ammonia and methanol production units were in operation for 85 days and 66 days, respectively. During the three-months ended June 30, 2017, the ammonia and methanol production units experienced 6 days and 25 days, respectively, of unplanned downtime due to a leak in the Transfer Line Heat Exchanger ("TLX"). While the production units were down, we decided to take the opportunity to carry out several other repairs previously scheduled for later date. Until the methanol production unit restarted, the ammonia production unit was running at reduced capacity utilization rates depending on the amount of hydrogen received from our supplier. During the three-months ended June 30, 2016, our ammonia and methanol production units were in operation for 86 days and 74 days, respectively, due to an underground cooling water line leakage that caused unplanned downtime of approximately 5 days in the ammonia production unit and approximately 8.5 days in the methanol production unit. We also took our methanol production unit off-line for approximately 8.5 days during the second quarter of 2016 in order to make repairs to our reformer.
We produced approximately 71,716 metric tons of ammonia and approximately 163,693 metric tons of methanol during the three-months ended June 30, 2017, representing capacity utilization rates of 87% and 72% for the ammonia and methanol production units, respectively, as compared to production of approximately 75,074 metric tons of ammonia and 174,425 metric tons of methanol during the three-months ended June 30, 2016, representing capacity utilization rates of 91% and 77% for the ammonia and methanol production units, respectively.
During the six-months ended June 30, 2017, our ammonia and methanol production units were in operation for 171 days and 153 days, respectively. During the six-months ended June 30, 2017, the ammonia and methanol production units experienced 10 days and 28 days, respectively, of unplanned downtime due to a natural gas supply control issue and a leak in the TLX. During the six-months ended June 30, 2016, our ammonia and methanol production units were in operation for 177 days and 164 days, respectively. During the six-months ended June 30, 2016, we experienced only 6 hours of downtime in the ammonia production unit during the first quarter of 2016 and the remaining downtime for both production units occurred during the second quarter of 2016, as explained above.
We produced approximately 155,112 metric tons of ammonia and approximately 379,534 metric tons of methanol during the six-months ended June 30, 2017, representing capacity utilization rates of 94% and 84% for the ammonia and methanol production units, respectively, as compared to production of approximately 163,374 metric tons of ammonia and 399,182 metric tons of methanol during the six-months ended June 30, 2016, representing capacity utilization rates of 99% and 88% for the ammonia and methanol production units, respectively.
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

SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the three and six-months ended June 30, 2017 and 2016. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for production, capacity utilization rates, and natural gas pricing which is shown in $ per MMBtu.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss)	$(1,426)	$(15,447)	$12,318	$(21,501)
Add:
Interest expense	5,725	9,973	11,272	18,765
Interest expense—related party	4,211	51	8,741	102
Income tax expense	93	(47)	559	33
Depreciation expense	15,283	15,513	30,527	30,891
EBITDA	$23,886	$10,043	$63,417	$28,290

	Production (in metric tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For Three-Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Ammonia	71,716	75,074	87%	91%	$3.32	$2.13
Methanol	163,693	174,425	72%	77%	$3.32	$2.13

	For Six-Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Ammonia	155,112	163,374	94%	99%	$3.22	$2.13
Methanol	379,534	399,182	84%	88%	$3.22	$2.13

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

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period.

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2016:
Revenues

	For the Three-Months Ended June 30,
	2017	2016
	(in thousands)
Total revenues	$73,970	$56,278

	For the Three-Months Ended June 30, 2017		For the Three-Months Ended June 30, 2016
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	59.4	$17,296	69.9	$21,062
Methanol—Procured	10.9	3,438	—	—
Methanol—Produced	160.3	53,236	183.3	35,210
Other	—	—	—	6
Total	230.6	$73,970	253.2	$56,278

Our Total Revenues were approximately $74.0 million for the three-months ended June 30, 2017 compared to approximately $56.3 million for the three-months ended June 30, 2016. Our methanol revenues were approximately $56.7 million for the three-months ended June 30, 2017 compared to approximately $35.2 million for the three-months ended June 30, 2016, which represents an increase of 61%. The increase in methanol revenue is due to the corresponding increase in average methanol sales prices, which was partially offset by a decrease in methanol sales volumes. During the three-months ended June 30, 2017, we experienced 25 days of unplanned downtime as we took our methanol unit offline to repair a leak in the TLX. During this unplanned downtime, we purchased methanol from OCI USA to meet sales commitments to our customers. Please read note 6 – Related Party Transactions—Methanol Supply and Sales Agreement to the unaudited condensed consolidated financial statements included in this report for additional information. Our ammonia revenues were approximately $17.3 million for the three-months ended June 30, 2017 compared to approximately $21.1 million for the three-months ended June 30, 2016, which represents a decrease of 18%. The decrease in ammonia revenue is due to the corresponding decreases in ammonia sales volumes and average ammonia sales prices.
We sold approximately 160,300 metric tons of produced methanol and approximately 10,900 metric tons of procured methanol during the three-months ended June 30, 2017 compared to approximately 183,300 metric tons of produced methanol during the three-months ended June 30, 2016, which represents a decrease in sales volumes of 7%. The average sales prices for methanol during the three-months ended June 30, 2017 was $331 per metric ton compared to $192 per metric ton for the three-months ended June 30, 2016, which represents an increase of 72%. During late 2016 and early 2017, global supply disruptions caused by production issues and increases in global demand resulted in an increase in our average methanol sales price. Sales of methanol comprised approximately 77% of our Total Revenues for the three-months ended June 30, 2017 compared to 63% of our Total Revenues for the three-months ended June 30, 2016.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous six fiscal quarters.

	Average Methanol Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$353	$189
June 30	$331	$192
September 30	—	$214
December 31	—	$257

We sold approximately 59,400 metric tons of ammonia during the three-months ended June 30, 2017 compared to approximately 69,900 metric tons of ammonia during the three-months ended June 30, 2016, which represents a decrease in sales volumes of 15%. The average sales prices for ammonia during the three-months ended June 30, 2017 was $291 per metric ton compared to $301 per metric ton for the three-months ended June 30, 2016, which represents a decrease of 3%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 23% of our Total Revenues for the three-months ended June 30, 2017 compared to 37% of our Total Revenues for the three-months ended June 30, 2016.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous six fiscal quarters.

	Average Ammonia Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$247	$295
June 30	$291	$301
September 30	—	$235
December 31	—	$199

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended June 30, 2017		For the Three-Months Ended June 30, 2016
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$25,016	53.6%	$17,463	43.9%
Hydrogen	$5,683	12.2	$5,208	13.1
Nitrogen	$1,888	4.0	$2,807	7.1
Maintenance	$6,953	14.9	$5,511	13.9
Labor	$4,383	9.4	$4,421	11.1
Other	$2,774	5.9	$4,348	10.9
Total	$46,697	100%	$39,758	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $46.7 million and 63% of Total Revenue for the three-months ended June 30, 2017, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $39.8 million and 71% of Total Revenue for the three-months ended June 30, 2016. The increase in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the increase in natural gas prices. Our purchase price for natural gas increased from an average of $2.13 per MMBtu for the three-months ended June 30, 2016 to an average of $3.32 per MMBtu for the three-months ended June 30, 2017, which represents an increase of 56%.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous six fiscal quarters.

	Natural Gas Purchase Prices
	2017	2016
For the Three-Months Ended:
March 31	$3.15	$2.13
June 30	$3.32	$2.13
September 30	—	$2.88
December 31	—	$3.10
The decrease in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was due to the increase in Total Revenue. Our Total Revenues increased by 31% for the three-months ended June 30, 2017 as compared to the three-months ended June 30, 2016 due to the increase in average methanol sales prices, outpacing the increases in natural gas costs.
Depreciation Expense
Depreciation expense was approximately $15.3 million for the three-months ended June 30, 2017 compared to approximately $15.5 million for the three-months ended June 30, 2016, which represents a decrease of 1%.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $2.6 million for the three-months ended June 30, 2017 compared to approximately $5.3 million for the three-months ended June 30, 2016, which represents a decrease of 51%. The decrease in selling, general and administrative expenses was primarily due to a decrease in insurance and property tax expenses.
Our selling, general and administrative expenses—related party were approximately $0.8 million for the three-months ended June 30, 2017 compared to approximately $1.2 million for the three-months ended June 30, 2016, which represents a decrease of 33%. The decrease in selling, general and administrative expenses—related party resulted from the reversal of a bonus accrual following Frank Bakker's resignation as CEO in May 2017.
Interest Expense
Interest expense was approximately $5.7 million for the three-months ended June 30, 2017 compared to $10.0 million for the three-months ended June 30, 2016. During the three-months ended June 30, 2017, interest expense was lower than the comparable period as a result of the $200.0 million principal prepayment made on November 30, 2016 in which OCIB utilized the funds borrowed under the Term Loan Facility—Related Party to prepay $200.0 million of Term B Loans under the Term B Loan Credit Facility.
Interest expense—related party was approximately $4.2 million for the three-months ended June 30, 2017 compared to $51,000 for the three-months ended June 30, 2016. During the three-months ended June 30, 2017 interest expense—related party was higher during the comparable period as the result of $200.0 million in borrowings on November 30, 2016 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.

THE RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2016:
Revenues

	For the Six-Months Ended June 30,
	2017	2016
	(in thousands)
Total revenues	$166,861	$126,219

	For the Six-Months Ended June 30, 2017		For the Six-Months Ended June 30, 2016
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	144.9	$38,431	166.6	$49,581
Methanol—Procured	10.9	3,438	—	—
Methanol—Produced	363.4	124,992	402.2	76,624
Other	—	—	—	14
Total	519.2	$166,861	568.8	$126,219

Our Total Revenues were approximately $166.9 million for the six-months ended June 30, 2017 compared to approximately $126.2 million for the six-months ended June 30, 2016. Our methanol revenues were approximately $128.4 million for the six-months ended June 30, 2017 compared to approximately $76.6 million for the six-months ended June 30, 2016, which represents an increase of 68%. The increase in methanol revenue is due to the corresponding increase in average methanol sales prices, which was partially offset by a decrease in methanol sales volumes. During April and May 2017, we experienced 25 days of unplanned downtime as we took our methanol unit offline to repair a leak in the TLX. During this unplanned downtime, we purchased methanol from OCI USA to meet sales commitments to our customers. Please read note 6 –Related Party Transactions—Methanol Supply and Sales Agreement to the unaudited condensed consolidated financial statements included in this report for additional information. Our ammonia revenues were approximately $38.4 million for the six-months ended June 30, 2017 compared to approximately $49.6 million for the six-months ended June 30, 2016, which represents a decrease of 22%. The decrease in ammonia revenue is due to the corresponding decreases in ammonia sales volumes and average ammonia sales prices.
We sold approximately 363,400 metric tons of produced methanol and approximately 10,900 metric tons of procured methanol during the six-months ended June 30, 2017 compared to approximately 402,200 metric tons of produced methanol during the six-months ended June 30, 2016, which represents a decrease in sales volumes of 7%. The average sales prices for methanol during the six-months ended June 30, 2017 was $343 per metric ton compared to $191 per metric ton for the six-months ended June 30, 2016, which represents an increase of 80%. During late 2016 and early 2017, global supply disruptions caused by production issues and increases in global demand resulted in an increase in our average methanol sales price. Sales of methanol comprised approximately 77% of our Total Revenues for the six-months ended June 30, 2017 compared to 61% of our Total Revenues for the six-months ended June 30, 2016.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous six fiscal quarters.

	Average Methanol Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$353	$189
June 30	$331	$192
September 30	—	$214
December 31	—	$257

We sold approximately 144,900 metric tons of ammonia during the six-months ended June 30, 2017 compared to approximately 166,600 metric tons of ammonia during the six-months ended June 30, 2016, which represents a decrease in sales volumes of 13%. The average sales prices for ammonia during the six-months ended June 30, 2017 was $265 per metric ton compared to $298 per metric ton for the six-months ended June 30, 2016, which represents a decrease of 11%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 23% of our Total Revenues for the six-months ended June 30, 2017 compared to 39% of our Total Revenues for the six-months ended June 30, 2016.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous six fiscal quarters.

	Average Ammonia Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$247	$295
June 30	$291	$301
September 30	—	$235
December 31	—	$199

Cost of Sales (exclusive of depreciation)

	For the Six-Months Ended June 30, 2017		For the Six-Months Ended June 30, 2016
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$56,061	59.0%	$39,126	46.3%
Hydrogen	$11,234	11.8	$10,312	12.2
Nitrogen	$3,829	4.0	$5,641	6.7
Maintenance	$10,065	10.6	$9,796	11.6
Labor	$8,263	8.7	$8,583	10.1
Other	$5,517	5.8	$11,135	13.2
Total	$94,969	100%	$84,593	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $95.0 million and 57% of Total Revenue for the six-months ended June 30, 2017, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $84.6 million and 67% of Total Revenue for the six-months ended June 30, 2016. The increase in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the increase in natural gas prices. Our purchase price for natural gas increased from an average of $2.13 per MMBtu for the six-months ended June 30, 2016 to an average of $3.22 per MMBtu for the six-months ended June 30, 2017, which represents an increase of 51%.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous six fiscal quarters.

	Natural Gas Purchase Prices
	2017	2016
For the Three-Months Ended:
March 31	$3.15	$2.13
June 30	$3.32	$2.13
September 30	—	$2.88
December 31	—	$3.10
The decrease in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was due to the increase in Total Revenue. Our Total Revenues increased by 32% for the six-months ended June 30, 2017 as compared to the six-months ended June 30, 2016 due to the increase in average methanol sales prices.
Depreciation Expense
Depreciation expense was approximately $30.5 million for the six-months ended June 30, 2017 compared to approximately $30.9 million for the six-months ended June 30, 2016, which represents a decrease of 1%.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $6.7 million for the six-months ended June 30, 2017 compared to approximately $10.2 million for the six-months ended June 30, 2016, which represents a decrease of 34%. The decrease in selling, general and administrative expenses was primarily due to a decrease in insurance and property tax expenses.
Our selling, general and administrative expenses—related party were approximately $1.7 million for the six-months ended June 30, 2017 compared to approximately $2.7 million for the six-months ended June 30, 2016, which represents a decrease of 37%. The decrease in selling, general and administrative expenses—related party resulted from the reversal of a bonus accrual following Frank Bakker's resignation as CEO in May 2017.
Interest Expense
Interest expense was approximately $11.3 million for the six-months ended June 30, 2017 compared to $18.8 million for the six-months ended June 30, 2016. During the six-months ended June 30, 2017, interest expense was lower than the comparable period as a result of the $200.0 million principal prepayment made on November 30, 2016 in which OCIB utilized the funds borrowed under the Term Loan Facility—Related Party to prepay $200.0 million of Term B Loans under the Term B Loan Credit Facility.
Interest expense—related party was approximately $8.7 million for the six-months ended June 30, 2017 compared to $102,000 for the six-months ended June 30, 2016. During the six-months ended June 30, 2017 interest expense—related party was higher during the comparable period as the result of $200.0 million in borrowings on November 30, 2016 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.

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
Depending on the needs of our business, we may from time to time seek to issue additional common units, incur additional debt, modify the terms of our existing debt, or otherwise refinance our existing debt. There can be no assurance that we will be able to do any of the foregoing on terms acceptable to us or at all.
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

Three-Months Ended June 30, 2017
(in millions)
Reconciliation of Net income to EBITDA
Net income	$(1.4)
Adjustments:
Add:
Interest expense	5.7
Interest expense—related party	4.2
Income tax expense	0.1
Depreciation expense	15.3
EBITDA	$23.9
Reconciliation of EBITDA to Cash available for distribution
EBITDA	$23.9
Adjustments:
Less:
Debt service (1)	10.3
Maintenance and expansion capital expenditures
Capital expenditures	0.3
Reserves for future turnarounds	1.5
Reserves for future operating or capital needs	1.3
Taxes	0.1
Rounding for distributions	—
Cash available for distribution	$10.4
Actual cash distributions declared	$10.4

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
On August 7, 2017, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period April 1, 2017 through and including June 30, 2017 of $0.12 per unit, or approximately $10.4 million in the aggregate. The cash distribution will be paid on September 8, 2017 to unitholders of record at the close of business on August 18, 2017.

Credit Facilities
Described below are the credit facilities under which OCIB may draw extra liquidity as of June 30, 2017. Please read Item I—“Financial Statements”, note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.
Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of June 30, 2017, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of June 30, 2017, the principal outstanding under the Term Loan B Credit Facility was $234.1 million. Interest on the Term Loan B Credit Facility accrues, at OCIB's option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate (as each such term is defined in the Term Loan B Credit Facility), plus 5.75%.
Although we do not have any additional committed capacity from identified lenders or investors, as of June 30, 2017, we have capacity to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.
Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of June 30, 2017, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. As of June 30, 2017, the aggregate borrowing capacity of the Revolving Credit Facility was reduced by $2.5 million to $37.5 million. The aggregate borrowing capacity will continue to be reduced by $2.5 million on the last day of each fiscal quarter until the facility expires on March 31, 2018. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. As of June 30, 2017, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75%. OCIB pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility.
As of June 30, 2017, we had $17.5 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of June 30, 2017, OCIB had $20.0 million outstanding under the Revolving Credit Facility.

Revolving Credit Facility—Related Party
Our intercompany revolving credit facility with OCI USA (the “Revolving Credit Facility—Related Party”) has a borrowing capacity of $40.0 million and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility to $40.0 million minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the unaudited condensed consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. As of June 30, 2017, OCIB had no amounts outstanding under the Revolving Credit Facility—Related Party.
Term Loan Facility—Related Party
Our intercompany term loan facility with OCI USA (the “Term Loan Facility—Related Party”) has a borrowing capacity of $200.0 million and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to the Term B Loans under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B Loans (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200.0 million under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Due to the $200.0 million of borrowings outstanding under the Term Loan Facility—Related Party as of June 30, 2017, we have no amounts available to us under the Term Loan Facility—Related Party.
Debt Ratings
On July 27, 2017, Standard & Poor's Global Ratings raised its corporate credit rating to “B-” from “CCC+”, raised its rating on the Term Loan B Credit Facility to “B+” from “B” and revised its outlook to stable from positive.
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
We recorded maintenance capital expenditures related to our capital spares project and other budgeted maintenance capital projects in the amount of $0.1 million and $0.4 million for the three and six-months ended June 30, 2017, respectively, compared to approximately $2.6 million and $4.5 million for the three and six-months ended June 30, 2016, respectively. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019.
We did not have any expansion capital expenditures during the three and six-months ended June 30, 2017 and 2016.
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
Working capital at June 30, 2017 was a deficit of $18.0 million, consisting of $46.8 million in total current assets and $64.8 million in total current liabilities. Working capital at December 31, 2016 was a deficit of $39.8 million, consisting of $42.4 million in total current assets and $82.2 million in total current liabilities. The reduction in the working capital deficit was primarily due to the use of operating cash flows to reduce short-term borrowings.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Six-Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	38,518	29,500
Investing activities	(1,636)	(2,830)
Financing activities	(37,579)	(31,348)
Net decrease in cash and cash equivalents	(697)	(4,678)

Operating Activities
Net cash provided by operating activities for the six-months ended June 30, 2017 was approximately $38.5 million. We had a net income of approximately $12.3 for the six-months ended June 30, 2017. During this period, we recorded depreciation expense of $30.5 million and amortization of debt issuance costs of $1.1 million. Accounts receivable, which is approximately equal to one month of revenue, increased by $2.5 million during the six-months ended June 30, 2017. The increase in accounts receivable was due to an increase in our average methanol sales prices. Inventories increased by $5.2 million due to an increase in the quantity of ammonia and methanol on hand. Other non-current assets, other current assets and prepaid expenses decreased by $1.6 million due to the decrease in prepaid insurance premiums.
Net cash provided by operating activities for the six-months ended June 30, 2016 was approximately $29.5 million. We had a net loss of approximately $21.5 for the six-months ended June 30, 2016. During this period, we recorded depreciation expense of $30.9 million and amortization of debt issuance costs of $2.1 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $12.4 million during the six-months ended June 30, 2016. The decrease in accounts receivable was due to a decrease in our realized average ammonia and methanol sales prices. Accounts receivable—related party decreased by $4.6 million due to the expiration of our sales agreement with OCI Fertilizers Trade & Supply B.V. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Inventories decreased by $1.9 million due to an increase in sales volumes. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $3.4 million due to the settlement of obligations to our suppliers. Accounts payable—related party increased by $1.0 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.
Investing Activities
Net cash used in investing activities was approximately $1.6 million and $2.8 million, respectively, for the six-months ended June 30, 2017 and 2016.

Financing Activities
Net cash used in financing activities was approximately $37.6 million for the six-months ended June 30, 2017. During the six-months ended June 30, 2017, we received $62.0 million in proceeds from the Revolving Credit Facility and subsequently repaid $42.0 million, leaving a principal balance of $20.0 million outstanding as of June 30, 2017. We repaid borrowings of $2.2 million on the Term Loan B Credit Facility, repaid $35.0 million on the Revolving Credit Facility—Related Party, and paid cash distributions to unitholders of $20.0 million. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of June 30, 2017, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate plus 5.75%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB’s option, at LIBOR plus 4.75% per annum or the alternate base rate plus 3.75%. Interest on borrowings under the Term Loan Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Interest on borrowings under the Revolving Credit Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Revolving Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at June 30, 2017, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.6 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of June 30, 2017. We have supply agreements with Kinder Morgan, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. As of June 30, 2017, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $40.2 million to $43.8 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of June 30, 2017, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of June 30, 2017, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: August 7, 2017	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)