Form 10-Q
period 2017-09-30
OCI Partners LP
filed 2017-11-06
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2017, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP
Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(Dollars in thousands, except per unit data)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,746	$8,080
Accounts receivable	28,576	22,170
Accounts receivable—related party	654	1,322
Inventories	11,586	7,543
Advances due from related parties	226	525
Other current assets and prepaid expenses	4,107	2,712
Total current assets	49,895	42,352
Property, plant, and equipment, net of accumulated depreciation of $212,647 and $166,948, respectively	574,883	620,214
Other non-current assets	1,000	1,176
Total assets	$625,778	$663,742
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$12,279	$20,557
Accounts payable—related party	13,829	13,357
Other payables and accruals	2,779	2,620
Revolving credit facility, net	24,950	—
Revolving credit facility—related party	—	35,000
Current maturities of the term loan facility	4,480	4,480
Accrued interest	2,357	2,523
Accrued interest—related party	1,402	1,675
Other current liabilities	2,042	1,942
Total current liabilities	64,118	82,154
Term loan facility, net	223,995	225,748
Term loan facility—related party	200,000	200,000
Other non-current liabilities	3,068	2,589
Total liabilities	491,181	510,491
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at September 30, 2017 and December 31, 2016	134,597	153,251
General partner’s interest	—	—
Total partners’ capital	134,597	153,251
Total liabilities and partners’ capital	$625,778	$663,742
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Operations
Three and Nine-Month Periods Ended September 30, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Revenues	$73,225	$64,641	$234,864	$183,113
Revenues—related party	5,124	1,435	10,346	9,182
Total Revenue	78,349	66,076	245,210	192,295

Cost of goods sold (exclusive of depreciation)	46,062	45,175	130,738	119,514
Cost of goods sold (exclusive of depreciation)—related party	3,538	3,075	13,831	13,329
Total Cost of goods sold (exclusive of depreciation)	49,600	48,250	144,569	132,843

Selling, general and administrative expenses	2,822	2,389	9,540	12,628
Selling, general and administrative expenses—related party	852	1,058	2,591	3,720
Total Selling, general and administrative expenses	3,674	3,447	12,131	16,348

Depreciation expense	15,269	15,253	45,796	46,144
Income (loss) from operations before interest expense, other income and income tax expense	9,806	(874)	42,714	(3,040)
Interest expense	5,782	10,104	17,054	28,869
Interest expense—related party	4,265	143	13,006	245
Loss on disposition of fixed assets	(167)	(4)	(167)	(451)
Other expense	(13)	(16)	(31)	(5)
Income (loss) from operations before tax expense	(421)	(11,141)	12,456	(32,610)
Income tax expense	102	556	661	589
Net income (loss)	$(523)	$(11,697)	$11,795	$(33,199)
Earnings (loss) per limited partner unit:
Common unit (basic and diluted)	$(0.01)	$(0.13)	$0.14	$(0.38)
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	86,997,590	86,997,590	86,997,590
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Partners’ Capital
Nine-Months Ended September 30, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, December 31, 2015	86,997,590	$236,863	$236,863
Distributions	—	(6,650)	(6,650)
Distributions—Related Party	—	(26,409)	(26,409)
Net loss	—	(33,199)	(33,199)
Balance, September 30, 2016	86,997,590	$170,605	$170,605

Balance, December 31, 2016	86,997,590	$153,251	$153,251
Distributions	—	(6,125)	(6,125)
Distributions—Related Party	—	(24,324)	(24,324)
Net income	—	11,795	11,795
Balance, September 30, 2017	86,997,590	$134,597	$134,597
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Nine-Months Ended September 30, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Nine-Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$11,795	$(33,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	45,796	46,144
Amortization of debt issuance costs	1,693	3,149
Deferred income tax expense	479	637
Loss on disposition of fixed assets	167	451
Decrease (increase) in:
Accounts receivable	(6,406)	5,670
Accounts receivable—related party	668	4,807
Inventories	(4,043)	1,097
Advances due from related parties	299	(174)
Other non-current assets, other current assets and prepaid expenses	(1,219)	562
Increase (decrease) in:
Accounts payable	(7,201)	350
Accounts payable—related party	687	1,118
Other payables, accruals, and current liabilities	317	(853)
Accrued interest	(166)	585
Accrued interest—related party	(273)	244
Net cash provided by operating activities	42,593	30,588
Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,767)	(4,621)
Proceeds from sale of scrap equipment	—	19
Net cash used in investing activities	(1,767)	(4,602)
Cash flows from financing activities:
Proceeds from revolving credit facility	85,500	27,000
Proceeds from revolving credit facility—related party	—	39,170
Repayment of revolving credit facility	(60,500)	(52,000)
Repayment of term loan B credit facility	(3,360)	(3,360)
Repayment of revolving credit facility—related party	(35,000)	(4,170)
Debt issuance costs	(136)	(1,206)
Remittance of cash to OCI USA for transferred trade receivables	(215)	(404)
Distributions to Unitholders	(6,125)	(6,650)
Distributions to Unitholders – related party	(24,324)	(26,409)
Net cash used in financing activities	(44,160)	(28,029)
Net decrease in cash and cash equivalents	(3,334)	(2,043)
Cash and cash equivalents, beginning of period	8,080	13,238
Cash and cash equivalents, end of period	$4,746	$11,195
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Nine-Months Ended September 30, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Nine-Months Ended September 30,
	2017	2016
Supplemental cash disclosures:
Cash paid during the period for income taxes	$—	$100
Cash paid during the period for interest	15,449	25,105
Cash paid during the period for interest—related party	13,278	—
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$224	$3,373
Noncash settlement of accrued interest—related party	—	304
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
Termination of Negotiations on Proposed Transaction
On April 14, 2017, OCI terminated negotiations with the conflicts committee of the board of directors of our general partner regarding OCI's previously announced offer to acquire all publicly held common units of the Partnership in exchange for OCI shares, at an exchange ratio of 0.5200 OCI shares for each common unit. OCI currently owns 80% of the issued and outstanding common units of the Partnership. After negotiations with the conflicts committee reached an impasse, OCI informed representatives of the conflicts committee that no acceptable definitive agreement could be reached.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of September 30, 2017, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine-months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other reporting period.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either retrospective, modified retrospective, or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016. The Partnership will adopt ASU 2014-09 on January 1, 2018 and has elected the modified retrospective approach as the transition method. Other than additional required disclosures, the adoption of ASU 2014-09 is not expected to have a material impact on the Partnership's consolidated financial statements.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 3 — Inventories
As of September 30, 2017 and December 31, 2016, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
Ammonia	$4,796	$4,192
Methanol	6,790	3,351
Total	$11,586	$7,543

Note 4 — Property, Plant and Equipment

	As of
	September 30, 2017	December 31, 2016
Land	$3,371	$3,371
Plant and equipment	768,399	766,263
Buildings	14,685	14,685
Vehicles	55	55
Furniture, fixtures & office equipment	629	629
Construction in progress	391	2,159
	787,530	787,162
Less: accumulated depreciation	212,647	166,948
	$574,883	$620,214

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 5 — Debt
(a) Debt—Related Party

	September 30, 2017	Interest Rate	Interest Rate as of September 30, 2017	Maturity Date
Revolving Credit Facility—Related Party	$—	4.75% + LIBOR + 0.25%	6.24%	January 20, 2020

	September 30, 2017	Interest Rate	Interest Rate as of September 30, 2017	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% + Adjusted LIBOR + 0.25%	8.31%	January 20, 2020

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Revolving Credit Facility—Related Party	$35,000	3.50% + LIBOR + 0.25%	4.63%	January 20, 2020

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% + Adjusted LIBOR + 0.25%	8.28%	January 20, 2020
The intercompany revolving credit facility between OCIB and OCI USA Inc. (the “Revolving Credit Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $40,000 and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility) discussed in note 5(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA Inc, an indirect, wholly-owned subsidiary of OCI, (“OCI USA”) under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the unaudited condensed consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of September 30, 2017, OCIB had no amounts drawn under the Revolving Credit Facility—Related Party.
The intercompany term loan facility between OCIB and OCI USA (the “Term Loan Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $200,000 and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term Loan B Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) discussed in note 5(b) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200,000 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility as discussed in note 5(b). As of September 30, 2017, OCIB had $200,000 drawn under the Term Loan Facility—Related Party.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

(b) Debt—Third Party

	September 30, 2017	Interest Rate	Interest Rate as of September 30, 2017	Maturity Date
Revolving Credit Facility	$25,000	4.75% + LIBOR	5.99%	March 31, 2018
Less: Unamortized Debt Issue Costs	50
Revolving Credit Facility, Net	$24,950

	September 30, 2017	Interest Rate	Interest Rate as of September 30, 2017	Maturity Date
Term Loan B Credit Facility	$232,945	6.75% + Adjusted LIBOR	8.06%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	4,470
Term Loan Facility, Net	$223,995

	December 31, 2016	Interest Rate	Interest Rate as of December 31, 2016	Maturity Date
Term Loan B Credit Facility	$236,305	6.75% + Adjusted LIBOR	8.03%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	6,077
Term Loan Facility, Net	$225,748

Term Loan B Credit Facility and Amendments Thereto
On August 20, 2013, OCIB and OCI USA entered into a senior secured term loan facility agreement (as amended, supplemented or restated from time to time, the “Term Loan B Credit Facility”) with a syndicate of lenders. The Partnership subsequently became a party to the Term Loan B Credit Facility through a credit agreement joinder, dated as of October 18, 2013. The Term Loan B Credit Facility is comprised of three tranches of term debt in the amounts of $235,000 (the “Term B-2 Loan”), $165,000 (the “Term B-3 Loan”) and $50,000 (the “Term B-4 Loan” and, together with the Term B-2 Loan and Term B-3 Loan, the “Term B Loans”).
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 6 to the Term Loan B Credit Facility (“Term Loan Amendment No. 6”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 6 (i) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.25 for the quarter ending June 30, 2016, (ii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.75 for the quarter ending September 30, 2016, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 5.00 for each of the quarters ending December 31, 2016 and March 31, 2017, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.00 for the quarter ending June 30, 2016 and to 2.50 for each of the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017, and (v) increased the interest rate margin on the outstanding term loans under the Term Loan B Credit Facility such that OCIB may select an interest rate of (a) 6.75% above LIBOR for the Term B Tranche of LIBO Rate Term Loans (as defined in the Term Loan B Credit Facility) or (b) 5.75% above the Base Rate for the Term B Tranche of Base Rate Term Loans (as each such term is defined in the Term Loan B Credit Facility).

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

On November 30, 2016, OCIB utilized the funds borrowed under the Term Loan Facility—Related Party (see note 5(a)) to prepay $200,000 of Term B Loans under the Term B Loan Credit Facility and entered into Amendment No. 7 to the Term Loan B Credit Facility ("Term Loan Amendment No. 7”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 7, among other things, (i) increased the maximum consolidated senior secured net leverage ratio covenant (a) from 5.00 to 6.25 for the quarter ending March 31, 2017, (b) from 1.75 to 5.50 for each of the quarters ending June 30, 2017 and September 30, 2017, (c) from 1.75 to 5.25 for the quarter ending December 31, 2017, and (d) from 1.75 to 4.75 for the quarter ending March 31, 2018 and for each fiscal quarter ending thereafter, (ii) decreased the minimum consolidated interest coverage ratio covenant (a) from 2.50 to 1.25 for each of the quarters ending December 31, 2016 and March 31, 2017, (b) from 5.00 to 1.50 for the quarter ending June 30, 2017, (c) from 5.00 to 1.75 for the quarter ending September 30, 2017 and (d) from 5.00 to 2.25 for the quarter ending December 31, 2017 and for each fiscal quarter ending thereafter, and (iii) updated the computation of certain financial covenants to exclude interest incurred under the Term Loan Facility—Related Party and the Revolving Credit Facility—Related Party. As a result of the $200,000 principal prepayment on November 30, 2016, we accelerated amortization in the amount of $7,600 of unamortized deferred financing fees, which was included as a component of interest expense in the consolidated statement of operations for the year ended December 31, 2016.
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
Scheduled maturities with respect to the Term Loan B Credit Facility at September 30, 2017 are as follows:

Fiscal Year
2017	$1,120
2018	4,480
2019	227,345
Total	$232,945

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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Under the Term Loan B Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of September 30, 2017, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending September 30, 2017, 5.50 to 1.00, (b) in the fiscal quarter ending December 31, 2017, 5.25 to 1.00, and (c) 4.75 to 1.00, for each fiscal quarter ending thereafter, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 1.75 to 1.00, for the fiscal quarter ending September 30, 2017 and (b) 2.25 to 1.00, for the fiscal quarter ending December 31, 2017 and for each fiscal quarter ending thereafter. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters (excluding interest recorded on subordinated debt). As of September 30, 2017, OCIB’s consolidated senior secured net leverage ratio was 2.40 to 1.00, and its consolidated interest coverage ratio was 3.14 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.
The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of September 30, 2017, OCIB was in compliance with all these covenants.
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

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Revolving Credit Facility and Amendments Thereto
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit facility agreement (as amended, supplemented or restated from time to time, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000 (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined in note 5(a)), including a $20,000 sublimit for letters of credit. The aggregate borrowing capacity of the Revolving Credit Facility was reduced by $2,500 on the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2017, leaving an aggregate borrowing capacity of $35,000 as of September 30, 2017. The borrowing capacity of the Revolving Credit Facility will continue to be reduced by $2,500 on the last day of each fiscal quarter until the facility expires on March 31, 2018. All proceeds from this facility are used by OCIB for working capital, capital expenditures and other general corporate purposes.
On March 11, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 4 to the Revolving Credit Facility (“Revolving Credit Amendment No. 4”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 4 extended the maturity of the Revolving Credit Facility until March 31, 2016.
On March 17, 2016, OCIB, the Partnership and OCI USA entered into Amendment No. 5 to the Revolving Credit Facility (“Revolving Credit Amendment No. 5”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 5, among other things, (i) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.25 for the quarter ending June 30, 2016, (ii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 4.75 for the quarter ending September 30, 2016, (iii) increased the maximum consolidated senior secured net leverage ratio from 1.75 to 5.00 for each of the quarters ending December 31, 2016 and March 31, 2017, (iv) decreased the minimum consolidated interest coverage ratio from 5.00 to 3.00 for the quarter ending June 30, 2016 and to 2.50 for each of the quarters ending September 30, 2016 and December 31, 2016, (v) extended the maturity of the Revolving Credit Facility until March 31, 2017, (vi) increased the interest rate margin to 3.50%, (vii) introduced specified liquidity targets to meet on a quarterly basis for each of the three quarters ending June 30, 2016, September 30, 2016 and December 31, 2016 (viii) imposed the requirement that OCIB repay in full all outstanding revolving loans under the Revolving Credit Facility on the last business day of each fiscal quarter commencing September 30, 2016, provided that with respect to the repayment occurring on September 30, 2016, OCIB shall only be required to repay an amount such that no more than $20,000 in aggregate principal amount of the revolving loans remain outstanding on such date after giving effect to such repayment and (ix) increased the applicable commitment fee to 1.40% per annum.
On January 4, 2017, OCIB, the Partnership and OCI USA entered into Amendment No. 6 to the Revolving Credit Facility (“Revolving Credit Amendment No. 6”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Amendment No. 6, among other things, (i) added a maximum consolidated senior secured net leverage ratio covenant of (a) 6.25 for the quarter ending March 31, 2017, (b) 5.50 for each of the quarters ending June 30, 2017 and September 30, 2017 and (c) 5.25 for the quarter ending December 31, 2017, (ii) added a minimum consolidated interest coverage ratio of (a) 1.25 for each of the quarters ending December 31, 2016 and March 31, 2017, (b) 1.50 for the quarter ending June 30, 2017, (c) 1.75 for the quarter ending September 30, 2017 and (d) 2.25 for the quarter ending December 31, 2017, (iii) extended the maturity of the Revolving Credit Facility until March 31, 2018, (iv) increased the interest rate margin to 4.75%, (v) set the specified liquidity target to be met on a quarterly basis, (vi) added a requirement that proceeds from certain types of debt incurrences be used to repay borrowings outstanding under the Revolving Credit Facility, (vii) introduced the recurring reduction of the total revolving loan commitment beginning with the quarter ending June 30, 2017 and continuing at the end of each quarter thererafter, (viii) added a requirement that the general liens basket only be used when the consolidated senior secured net leverage ratio does not exceed 2.75 to 1.00 and (ix) updated the computation of certain financial covenants to exclude interest incurred under the Term Loan Facility—Related Party and the Revolving Credit Facility—Related Party.
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
Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of September 30, 2017, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending September 30, 2017, 5.50 to 1.00, and (b) in the fiscal quarter ending December 31, 2017, 5.25 to 1.00, and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than (a) 1.75 to 1.00, for the fiscal quarter ending September 30, 2017 and (b) 2.25 to 1.00, for the fiscal quarter ending December 31, 2017. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters (excluding interest recorded on subordinated debt). As of September 30, 2017, OCIB’s consolidated senior secured net leverage ratio was 2.40 to 1.00, and its consolidated interest coverage ratio was 3.14 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated.
The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of September 30, 2017, OCIB was in compliance with all of these covenants.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

(c) Debt Issuance Costs
Term Loan B Credit Facility and Amendments Thereto
Term Loan Amendment No. 6 included an amendment fee of $1,102, legal fees of $31 and $12 of other fees and expenses. Term Loan Amendment No. 7 included a prepayment fee of $776 paid to nonconsenting lenders and legal fees of $55. OCIB recorded the debt issuance costs as a reduction of long-term debt in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Term Loan B Credit Facility using the effective-interest method.
OCIB amortized debt issuance costs related to the Term Loan B Credit Facility of $540 and $1,607 during the three and nine-months ended September 30, 2017, respectively, as compared to $1,049 and $3,029 during the three and nine-months ended September 30, 2016, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.
Revolving Credit Facility and Amendments Thereto
Revolving Credit Agreement Amendment No. 4 included $30 of legal fees and expenses, Revolving Credit Agreement Amendment No. 5 included $31 of legal fees and expenses, and Revolving Credit Agreement Amendment No. 6 included a 0.25% consent fee of $100 and $36 of legal fees and expenses. OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying unaudited condensed consolidated balance sheets and is amortizing them over the term of the Revolving Credit Facility using the effective-interest method.
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $28 and $86 during the three and nine-months ended September 30, 2017, respectively, as compared to $8 and $120 during the three and nine-months ended September 30, 2016, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

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
The following table represents the effect of related party transactions on the unaudited condensed consolidated statement of operations for the three and nine-months ended September 30, 2017 and 2016:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Revenue	$5,124	$1,435	$10,346	$9,182
Cost of goods sold (exclusive of depreciation) (1)	3,538	3,075	13,831	13,329
Selling, general and administrative expenses (2)	852	1,058	2,591	3,720
Interest expense	4,265	143	13,006	245

(1)	Amounts represented in cost of goods sold (exclusive of depreciation) were incurred to the following related parties:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
OCI GP LLC	$3,538	$3,075	$11,711	$13,329
OCI USA	—	—	2,120	—
Total cost of goods sold (exclusive of depreciation)—related party	$3,538	$3,075	$13,831	$13,329

(2)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
OCI GP LLC	$677	$758	$2,045	$2,607
OCI Nitrogen B.V.	19	—	23	13
OCI Personnel B.V.	—	156	30	449
Contrack International Inc.	154	145	479	567
OCI Fertilizer B.V.	2	(1)	14	40
OCI Fertilizers Trade & Supply B.V.	—	—	—	44
Total selling, general and administrative expenses—related party	$852	$1,058	$2,591	$3,720

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
We incurred costs under this contract, payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership in the amount of $4,215 and $13,756 during the three and nine-months ended September 30, 2017, respectively, as compared to $3,833 and $15,936 during the three and nine-months ended September 30, 2016, respectively. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation)—related party and the remaining amounts incurred were included in selling, general and administrative expense—related party. During the three and nine-months ended September 30, 2017, $3,538 and $11,711, respectively, were recorded in costs of goods sold (exclusive of depreciation)—related party and $677 and $2,045, respectively, were recorded in selling, general and administrative expense—related party. During the three and nine-months ended September 30, 2016, $3,075 and $13,329, respectively, were recorded in costs of goods sold (exclusive of depreciation)—related party and $758 and $2,607, respectively, were recorded in selling, general and administrative expense—related party. Accounts payable—related party include amounts incurred but unpaid to OCI GP LLC of $4,230 and $3,147 as of September 30, 2017 and December 31, 2016, respectively.
The Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, (iv) OCI Fertilizer B.V., an indirect, wholly-owned subsidiary of OCI, and (v) OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI, in selling, general and administrative expense—related party as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information technology related project expenses in the amount of $175 and $546 during the three and nine-months ended September 30, 2017, respectively, as compared to $300 and $1,113 during the three and nine-months ended September 30, 2016, respectively. Accounts payable—related party include amounts incurred but unpaid to the aforementioned parties of $235 and $631 as of September 30, 2017 and December 31, 2016, respectively.
Distributions and Payments to OCI USA
Prior to the completion of our initial public offering, certain assets of OCIB were distributed to OCI USA, including $27,560 of trade receivables. All collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the three and nine-months ended September 30, 2017, we remitted $21 and $215, respectively, of the collections of the transferred trade receivables to OCI USA, as compared to $37 and $404 during the three and nine-months ended September 30, 2016, respectively.
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
Accounts payable—related party includes amounts incurred but unpaid to OCI USA of $9,364 and $9,579 as of September 30, 2017 and December 31, 2016, respectively.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Advances due from Related Parties
Advances due from related parties represent unreimbursed expenses incurred on behalf of OCI and its affiliates. These advances are unsecured, non-interest bearing and are due on demand. As of September 30, 2017 and December 31, 2016, the Partnership had $226 and $525, respectively, due from related parties.
Set forth below is a table showing the amounts due from the following related parties:

	As of
	September 30, 2017	December 31, 2016
OCI N.V.	$89	$56
NatGasoline, LLC	137	446
Iowa Fertilizer Company	—	23
Total advances due from related party	226	525
Revolving Credit Facility—Related Party and Term Loan Facility—Related Party
As indicated above in note 5(a), OCIB recorded interest expense—related party of $4,265 and $13,006 during the three and nine-months ended September 30, 2017, respectively, as compared to $143 and $245 during the three and nine-months ended September 30, 2016, respectively. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA. Accounts interest—related party includes amounts incurred but unpaid to OCI USA of $1,402 and $1,675 as of September 30, 2017 and December 31, 2016, respectively.
Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ends on May 31, 2017 and renews automatically unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the three and nine-months ended September 30, 2017, we had related party sales of $1,362 and $6,584 respectively, for the sale of ammonia to OCI Fertilizers USA, as compared to $1,435 and $5,918 during the three and nine-months ended September 30, 2016, respectively. Accounts receivable—related party includes amounts due from OCI Fertilizers USA of $654 and $1,322 as of September 30, 2017 and December 31, 2016, respectively.
On July 1, 2017, OCIB entered into an ammonia purchase agreement with OCI Fertilizer Trade & Supply B.V., an international trader of ammonia, to supply OCI Fertilizer Trade & Supply B.V. with approximately 22,500 metric tons of commercial grade anhydrous ammonia during July and August of 2017. During the three and nine-months ended September 30, 2017, we had $3,762 of related party sales of ammonia to OCI Fertilizer Trade & Supply B.V.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply B.V. to supply OCI Fertilizer Trade & Supply B.V. with commercial grade anhydrous ammonia. OCI Fertilizer Trade & Supply B.V. purchased the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016. During the nine-months ended September 30, 2016, we had $3,264 of related party sales of ammonia to OCI Fertilizer Trade & Supply B.V. Due to the expiration of the agreement in February 2016, we had no related party sales to OCI Fertilizer Trade & Supply B.V. during the three-months ended September 30, 2016. No amounts were due from OCI Fertilizer Trade & Supply B.V. as of September 30, 2017 or December 31, 2016.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Methanol Supply and Sales Agreement
On May 18, 2017, to fulfill its contracted sales commitments during the unplanned shutdown that occurred in April and May of 2017, OCIB entered into a methanol purchase and sale agreement with OCI USA pursuant to which OCI USA agreed to sell and deliver a methanol volume of approximately 7,000 metric tons to OCIB, and OCIB agreed to purchase and receive the methanol volume. Under the terms of the agreement, OCIB purchased the methanol from OCI USA at the May 2017 spot price of $303 per metric ton and paid the costs associated with delivery of the methanol to the Beaumont facility.
 During the nine-months ended September 30, 2017, the cost of the methanol purchased from OCI USA of approximately $2,120 was included in cost of goods sold (exclusive of depreciation)—related party in the accompanying unaudited condensed consolidated statements of operations. No methanol was purchased from OCI USA during the three-months ended September 30, 2017. No amounts were payable to OCI USA in relation to the methanol supply and sales agreement as of September 30, 2017 or December 31, 2016.
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

Note 7 — Significant Customers
During the three and nine-months ended September 30, 2017 and 2016, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three-Months Ended September 30, 2017	Nine-Months Ended September 30, 2017
Methanex Methanol Company, L.L.C.	38%	41%
Southern Chemical Distribution, L.L.C.	17%	14%

Customer name	Three-Months Ended September 30, 2016	Nine-Months Ended September 30, 2016
Methanex Methanol Company, L.L.C.	37%	33%
Koch (1)	21%	25%
Interoceanic Corporation	12%	15%

(1)	Includes sales to Koch Fertilizer, LLC and Koch Methanol, LLC.
The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

Note 8 — Fair Value
The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of September 30, 2017. Debt accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of September 30, 2017 and December 31, 2016.

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
Environmental: The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three and nine-months ended September 30, 2017 and 2016.
Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Our unconditional purchase obligation relates to the supply of nitrogen. The contract requires the purchase of minimum quantities of nitrogen at current market prices. We have estimated our payment obligations under the existing contract using current market prices and currently expect our purchases to exceed our minimum payment obligations. Our obligations to make future payments under the nitrogen supply contract as of September 30, 2017 are summarized in the following table:

	Total	2017	2018	2019	2020	2021	Thereafter
Purchase Obligations	$49,709	$1,856	$7,362	$7,362	$7,362	$7,362	$18,405
Total payments relating to our nitrogen supply contract were approximately $2,070 and $5,890 during the three and nine-months ended September 30, 2017, respectively, as compared to $2,463 and $8,104 during the three and nine-months ended September 30, 2016, respectively.

Note 10 — Earnings (loss) per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings (loss) per limited partner unit for the period indicated:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(523)	$(11,697)	$11,795	$(33,199)
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	86,997,590	86,997,590	86,997,590
Basic and diluted net income (loss) per limited partner unit	$(0.01)	$(0.13)	$0.14	$(0.38)

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 11 — Partners' Capital and Partnership Distributions
As of September 30, 2017, the Partnership had a total of 86,997,590 common units issued and outstanding, of which 69,497,590 common units are owned by OCI or affiliates thereof, representing approximately 80% of the total Partnership common units outstanding.
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2016	$0.06	$5,220	June 24, 2016	July 8, 2016
Second Quarter, ended June 30, 2016(2)	$—	$—	—	—
Third Quarter, ended September 30, 2016(2)	$—	$—	—	—
Fourth Quarter, ended December 31, 2016(2)	$—	$—	—	—
First Quarter, ended March 31, 2017	$0.23	$20,009	May 19, 2017	June 5, 2017
Second Quarter, ended June 30, 2017	$0.12	$10,440	August 18, 2017	September 8, 2017
Third Quarter, ended September 30, 2017	$0.08	$6,960	November 17, 2017	December 8, 2017

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	No distribution was declared for this three-month period.

Note 12 — Subsequent Events
On November 6, 2017, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period July 1, 2017 through and including September 30, 2017 of $0.08 per unit, or approximately $6,960 in the aggregate. The cash distribution will be paid on December 8, 2017 to unitholders of record at the close of business on November 17, 2017.

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

•
risks relating to our relationships with OCI or its affiliates, including competition from Natgasoline LLC (“Natgasoline”), which is currently in the construction phase on its 1.8 million metric ton methanol plant in Beaumont, Texas;

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
We are currently one of the larger merchant methanol producers in the United States, with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons.
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

Hurricane Harvey
During late August 2017, Hurricane Harvey, a Category 4 hurricane, caused extensive and costly damage across Southeast Texas. The Beaumont/Port Arthur area in Texas received over 47 inches of rainfall, which resulted in catastrophic flooding and unprecedented damage to residences and businesses. We did not incur any significant losses to our equipment or facilities.
On August 25, 2017, in anticipation of Hurricane Harvey and in conjunction with our safety policies and procedures, we began reducing production volumes of ammonia and methanol. The ammonia and methanol production facilities were taken offline on August 28, 2017 and August 30, 2017, respectively, due to Hurricane Harvey making landfall and the lack of availability of raw materials from our suppliers, which were also impacted by Hurricane Harvey. We restarted the methanol production facility on September 3, 2017, but were not able to restart our ammonia production facility until September 13, 2017 due to inventory constraints and reduced marine traffic caused by the temporary closure of the Sabine—Neches waterway as a result of Hurricane Harvey. We believe that the operational interruptions at our ammonia and methanol production facilities will negatively impact our sales for the year ending December 31, 2017 in the range of $5.0 million to $6.0 million and our net income for the same period in the range of $3.0 million to $3.5 million, with substantially all of such impact occurring in the third quarter of 2017. The lost profitability resulting from the operational interruption caused by this disaster was outside the scope of our insurance coverage. We do not expect that these operational interruptions will have a material adverse affect on our business or financial condition.
Termination of Negotiations on Proposed Transaction
On April 14, 2017, OCI terminated negotiations with the conflicts committee of the board of directors of our general partner regarding OCI's previously announced offer to acquire all publicly held common units of the Partnership in exchange for OCI shares, at an exchange ratio of 0.5200 OCI shares for each common unit. OCI currently owns 80% of the issued and outstanding common units of the Partnership. After negotiations with the conflicts committee reached an impasse, OCI informed representatives of the conflicts committee that no acceptable definitive agreement could be reached.
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
Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of September 30, 2017. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock.
For the three-months ended September 30, 2017, natural gas feedstock costs represented approximately 61% of our cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation)—related party (“Total Cost of Goods Sold (exclusive of depreciation)”) as compared to 60% during the three-months ended September 30, 2016. During the three-months ended September 30, 2017, we spent approximately $30.2 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $3.08, as compared to approximately $29.0 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.88 during the three-months ended September 30, 2016.
For the nine-months ended September 30, 2017, natural gas feedstock costs represented approximately 60% of our Total Cost of Goods Sold (exclusive of depreciation) as compared to 51% during the nine-months ended September 30, 2016. During the nine-months ended September 30, 2017, we spent approximately $86.2 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $3.17, as compared to approximately $68.2 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $2.40 during the nine-months ended September 30, 2016.
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
According to the Short-Term Energy Outlook published by the Energy Information Administration (the "EIA") in October 2017, the Henry Hub natural gas spot price is expected to average $3.07 MMBtu during the fourth quarter of 2017 and $3.19 MMBtu in 2018. The EIA projects that U.S. total natural gas consumption will decrease 3% in 2017 and increase 5% in 2018. During the same time period, U.S. natural gas production is expected to increase by approximately 1% in 2017 and 7% in 2018, which reverses the 2016 production decline. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.

Key Operational Factors
Product Sales Contracts
We currently are party to methanol sales contracts with several customers, including but not limited to Methanex and Southern Chemical Distribution, L.L.C. One of our customers is obligated to use best efforts to purchase a certain quantity of methanol from us each year, but generally our customers may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical). The majority of our methanol is sold on an FOB basis, delivered to the counterparty at barge dock, pipeline interconnect or at our methanol truck loading facility. The payment terms under our methanol sales contacts are net 25-30 days. For the nine-months ended September 30, 2017, methanol sales contracts with Methanex and Southern Chemical Distribution, L.L.C accounted for approximately 41% and 14%, respectively, of our revenues and revenues—related party (“Total Revenues”).
We are party to ammonia sales contracts with several customers, including but not limited to Interoceanic Corporation ("IOC") and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB shipping point basis when delivered by barge, pipeline, and our ammonia truck loading facility. The payment terms under our ammonia sales contacts are net 30 days. For the nine-months ended September 30, 2017, ammonia sales contracts with IOC accounted for approximately 8% of our Total Revenues.
During the nine-months ended September 30, 2017, we delivered approximately 56% of our total sales by barge, 40% of our total sales by pipeline, and 4% of our total sales through our truck loading facilities.
Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Daily design capacity is 907 metric tons per day for our ammonia production unit and 2,500 metric tons per day for our methanol production unit. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of September 30, 2017, we estimate our lost opportunity cost for each day of unplanned downtime to be approximately $0.5 million to $0.6 million. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations and to maintain or improve reliability. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround is expected to occur in 2019.

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
Capacity Utilization
During the three-months ended September 30, 2017, our ammonia and methanol production units were in operation for 75 days and 89 days, respectively. During the three-months ended September 30, 2017, the ammonia and methanol production units experienced 17 days and 3 days, respectively, of unplanned downtime due to Hurricane Harvey. On August 25, 2017, in anticipation of Hurricane Harvey and in conjunction with our safety policies and procedures, we began reducing production volumes of ammonia and methanol. The ammonia and methanol production facilities were taken offline on August 28, 2017 and August 30, 2017, respectively, due to Hurricane Harvey making landfall and the lack of availability of raw materials from our suppliers, which were also impacted by Hurricane Harvey. We restarted the methanol production facility on September 3, 2017, but were not able to restart our ammonia production facility until September 13, 2017 due to inventory constraints and reduced marine traffic caused by the temporary closure of the Sabine—Neches waterway as a result of Hurricane Harvey. During the three-months ended September 30, 2016, our ammonia and methanol production units were both in operation for 91 days. During the three-months ended September 30, 2016, the ammonia and methanol production units experienced 14.5 hours and 18 hours, respectively, of unplanned downtime due to severe thunderstorms and lightening strikes.
We produced approximately 71,868 metric tons of ammonia and approximately 219,874 metric tons of methanol during the three-months ended September 30, 2017, representing capacity utilization rates of 86% and 96% for the ammonia and methanol production units, respectively, as compared to production of approximately 85,480 metric tons of ammonia and 220,791 metric tons of methanol during the three-months ended September 30, 2016, representing capacity utilization rates of 102% and 96% for the ammonia and methanol production units, respectively.

During the nine-months ended September 30, 2017, our ammonia and methanol production units were in operation for 243 days and 242 days, respectively. During the nine-months ended September 30, 2017, the ammonia and methanol production units experienced 27 days and 31 days, respectively, of unplanned downtime. During the first quarter of 2017, the ammonia and methanol production units experienced 4 days and 3 days, respectively, of unplanned downtime due to a natural gas supply control issue. During the second quarter of 2017, the ammonia and methanol production units experienced 6 days and 25 days, respectively, of unplanned downtime due to a leak in the Transfer Line Heat Exchanger ("TLX"). While the production units were offline, we decided to carry out several other repairs previously scheduled for a later date. The remaining downtime for both production units occurred during the third quarter of 2017, as explained above. During the nine-months ended September 30, 2016, our ammonia and methanol production units were in operation for 268 days and 257 days, respectively. During the first quarter of 2016, we experienced only 6 hours of downtime in the ammonia production unit. During the second quarter of 2016, we experienced an underground cooling water line leakage which caused unplanned downtime of approximately 5 days in the ammonia production unit and approximately 8.5 days in the methanol production unit. We also took our methanol production unit offline for approximately 8.5 days during the second quarter of 2016 in order to make repairs to our reformer. The remaining downtime for both production units occurred during the third quarter of 2016, as explained above.
We produced approximately 226,979 metric tons of ammonia and approximately 599,408 metric tons of methanol during the nine-months ended September 30, 2017, representing capacity utilization rates of 92% and 88% for the ammonia and methanol production units, respectively, as compared to production of approximately 248,854 metric tons of ammonia and 619,974 metric tons of methanol during the nine-months ended September 30, 2016, representing capacity utilization rates of 100% and 91% for the ammonia and methanol production units, respectively.
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

SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the three and nine-months ended September 30, 2017 and 2016. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for production, capacity utilization rates, and natural gas pricing which is shown in $ per MMBtu.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss)	$(523)	$(11,697)	$11,795	$(33,199)
Add:
Interest expense	5,782	10,104	17,054	28,869
Interest expense—related party	4,265	143	13,006	245
Income tax expense	102	556	661	589
Depreciation expense	15,269	15,253	45,796	46,144
EBITDA	$24,895	$14,359	$88,312	$42,648

	Production (in metric tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For the Three-Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Ammonia	71,868	85,480	86%	102%	$3.08	$2.88
Methanol	219,874	220,791	96%	96%	$3.08	$2.88

	For the Nine-Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Ammonia	226,979	248,854	92%	100%	$3.17	$2.40
Methanol	599,408	619,974	88%	91%	$3.17	$2.40

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

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period.

THE RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2016:
Revenues

	For the Three-Months Ended September 30,
	2017	2016
	(in thousands)
Total revenues	$78,349	$66,076

	For the Three-Months Ended September 30, 2017		For the Three-Months Ended September 30, 2016
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	77.5	$14,349	81.3	$19,071
Methanol	214.2	64,000	219.6	47,004
Other	—	—	—	1
Total	291.7	$78,349	300.9	$66,076

Our Total Revenues were approximately $78.3 million for the three-months ended September 30, 2017 compared to approximately $66.1 million for the three-months ended September 30, 2016. Our methanol revenues were approximately $64.0 million for the three-months ended September 30, 2017 compared to approximately $47.0 million for the three-months ended September 30, 2016, which represents an increase of 36%. The increase in methanol revenue is due to the corresponding increase in average methanol sales prices, which was partially offset by a decrease in methanol sales volumes. Our ammonia revenues were approximately $14.3 million for the three-months ended September 30, 2017 compared to approximately $19.1 million for the three-months ended September 30, 2016, which represents a decrease of 25%. The decrease in ammonia revenue is due to the corresponding decreases in ammonia sales volumes and average ammonia sales prices.
We sold approximately 214,200 metric tons of methanol during the three-months ended September 30, 2017 compared to approximately 219,600 metric tons of methanol during the three-months ended September 30, 2016, which represents a decrease in sales volumes of 2%. The average sales prices for methanol during the three-months ended September 30, 2017 was $299 per metric ton compared to $214 per metric ton for the three-months ended September 30, 2016, which represents an increase of 40%. During late 2016 and early 2017, global supply disruptions caused by production issues and increases in global demand resulted in an increase in our average methanol sales price. Sales of methanol comprised approximately 82% of our Total Revenues for the three-months ended September 30, 2017 compared to 71% of our Total Revenues for the three-months ended September 30, 2016.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous seven fiscal quarters.

	Average Methanol Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$353	$189
June 30	$331	$192
September 30	$299	$214
December 31	—	$257

We sold approximately 77,500 metric tons of ammonia during the three-months ended September 30, 2017 compared to approximately 81,300 metric tons of ammonia during the three-months ended September 30, 2016, which represents a decrease in sales volumes of 5%. The average sales prices for ammonia during the three-months ended September 30, 2017 was $185 per metric ton compared to $235 per metric ton for the three-months ended September 30, 2016, which represents a decrease of 21%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 18% of our Total Revenues for the three-months ended September 30, 2017 compared to 29% of our Total Revenues for the three-months ended September 30, 2016.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous seven fiscal quarters.

	Average Ammonia Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$247	$295
June 30	$291	$301
September 30	$185	$235
December 31	—	$199

Cost of Sales (exclusive of depreciation)

	For the Three-Months Ended September 30, 2017		For the Three-Months Ended September 30, 2016
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$30,186	61.0%	$29,030	60.2%
Hydrogen	$5,033	10.1	$5,787	12.0
Nitrogen	$1,859	3.7	$2,463	5.1
Maintenance	$3,386	6.8	$4,176	8.7
Labor	$4,078	8.2	$3,767	7.8
Other	$5,058	10.2	$3,027	6.2
Total	$49,600	100%	$48,250	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $49.6 million and 63% of Total Revenue for the three-months ended September 30, 2017, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $48.3 million and 73% of Total Revenue for the three-months ended September 30, 2016. The increase in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the increase in natural gas prices. Our purchase price for natural gas increased from an average of $2.88 per MMBtu for the three-months ended September 30, 2016 to an average of $3.08 per MMBtu for the three-months ended September 30, 2017, which represents an increase of 7%.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous seven fiscal quarters.

	Natural Gas Purchase Prices
	2017	2016
For the Three-Months Ended:
March 31	$3.15	$2.13
June 30	$3.32	$2.13
September 30	$3.08	$2.88
December 31	—	$3.10
The decrease in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was due to the increase in Total Revenue. Our Total Revenues increased by 19% during the three-months ended September 30, 2017 as compared to the three-months ended September 30, 2016 due to the increase in average methanol sales prices, outpacing the increases in natural gas costs.
Depreciation Expense
Depreciation expense was approximately $15.3 million for the three-months ended September 30, 2017 compared to approximately $15.3 million for the three-months ended September 30, 2016.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $2.8 million for the three-months ended September 30, 2017 compared to approximately $2.4 million for the three-months ended September 30, 2016, which represents an increase of 17%. Selling, general and administrative expenses were lower during the three-months ended September 30, 2016, because we recorded an adjustment to reverse an accrual of property tax expense recorder earlier in 2016, based on updated property values received from the county.
Our selling, general and administrative expenses—related party were approximately $0.9 million for the three-months ended September 30, 2017 compared to approximately $1.1 million for the three-months ended September 30, 2016, which represents a decrease of 18%. The decrease in selling, general and administrative expenses—related party was due to a decrease in officers' salaries.
Interest Expense
Interest expense was approximately $5.8 million for the three-months ended September 30, 2017 compared to $10.1 million for the three-months ended September 30, 2016. During the three-months ended September 30, 2017, interest expense was lower than the comparable period as a result of the $200.0 million principal prepayment made on November 30, 2016 in which OCIB utilized the funds borrowed under the Term Loan Facility—Related Party to prepay $200.0 million of Term B Loans under the Term B Loan Credit Facility.
Interest expense—related party was approximately $4.3 million for the three-months ended September 30, 2017 compared to $143,000 for the three-months ended September 30, 2016. During the three-months ended September 30, 2017 interest expense—related party was higher during the comparable period as the result of $200.0 million in borrowings on November 30, 2016 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.

THE RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2016:
Revenues

	For the Nine-Months Ended September 30,
	2017	2016
	(in thousands)
Total revenues	$245,210	$192,295

	For the Nine-Months Ended September 30, 2017		For the Nine-Months Ended September 30, 2016
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	222.4	$52,780	247.9	$68,652
Methanol—Procured	10.9	3,438	—	—
Methanol—Produced	577.6	188,992	621.8	123,628
Other	—	—	—	15
Total	810.9	$245,210	869.7	$192,295

Our Total Revenues were approximately $245.2 million for the nine-months ended September 30, 2017 compared to approximately $192.3 million for the nine-months ended September 30, 2016. Our methanol revenues were approximately $192.4 million for the nine-months ended September 30, 2017 compared to approximately $123.6 million for the nine-months ended September 30, 2016, which represents an increase of 56%. The increase in methanol revenue is due to the corresponding increase in average methanol sales prices, which was partially offset by a decrease in methanol sales volumes. During April and May 2017, we experienced 25 days of unplanned downtime as we took our methanol unit offline to repair a leak in the TLX. During this unplanned downtime, we purchased methanol from OCI USA to satisfy sales commitments to our customers. Please read note 6 –Related Party Transactions—Methanol Supply and Sales Agreement to the unaudited condensed consolidated financial statements included in this report for additional information. Our ammonia revenues were approximately $52.8 million for the nine-months ended September 30, 2017 compared to approximately $68.7 million for the nine-months ended September 30, 2016, which represents a decrease of 23%. The decrease in ammonia revenue is due to the corresponding decreases in ammonia sales volumes and average ammonia sales prices.
We sold approximately 577,600 metric tons of produced methanol and approximately 10,900 metric tons of procured methanol during the nine-months ended September 30, 2017 compared to approximately 621,800 metric tons of produced methanol during the nine-months ended September 30, 2016, which represents a decrease in sales volumes of 5%. The average sales prices for methanol during the nine-months ended September 30, 2017 was $327 per metric ton compared to $199 per metric ton for the nine-months ended September 30, 2016, which represents an increase of 64%. During late 2016 and early 2017, global supply disruptions caused by production issues and increases in global demand resulted in an increase in our average methanol sales price. Sales of methanol comprised approximately 78% of our Total Revenues for the nine-months ended September 30, 2017 compared to 64% of our Total Revenues for the nine-months ended September 30, 2016.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous seven fiscal quarters.

	Average Methanol Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$353	$189
June 30	$331	$192
September 30	$299	$214
December 31	—	$257

We sold approximately 222,400 metric tons of ammonia during the nine-months ended September 30, 2017 compared to approximately 247,900 metric tons of ammonia during the nine-months ended September 30, 2016, which represents a decrease in sales volumes of 10%. The average sales prices for ammonia during the nine-months ended September 30, 2017 was $237 per metric ton compared to $277 per metric ton for the nine-months ended September 30, 2016, which represents a decrease of 14%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 22% of our Total Revenues for the nine-months ended September 30, 2017 compared to 36% of our Total Revenues for the nine-months ended September 30, 2016.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous seven fiscal quarters.

	Average Ammonia Sales Prices
	2017	2016
For the Three-Months Ended:
March 31	$247	$295
June 30	$291	$301
September 30	$185	$235
December 31	—	$199

Cost of Sales (exclusive of depreciation)

	For the Nine-Months Ended September 30, 2017		For the Nine-Months Ended September 30, 2016
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$86,247	59.7%	$68,156	51.3%
Hydrogen	$16,267	11.3	$16,099	12.1
Nitrogen	$5,688	3.9	$8,104	6.1
Maintenance	$13,451	9.3	$13,972	10.5
Labor	$12,341	8.5	$12,350	9.3
Other	$10,575	7.3	$14,162	10.7
Total	$144,569	100%	$132,843	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $144.6 million and 59% of Total Revenue for the nine-months ended September 30, 2017, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $132.8 million and 69% of Total Revenue for the nine-months ended September 30, 2016. The increase in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the increase in natural gas prices. Our purchase price for natural gas increased from an average of $2.40 per MMBtu for the nine-months ended September 30, 2016 to an average of $3.17 per MMBtu for the nine-months ended September 30, 2017, which represents an increase of 32%.

Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous seven fiscal quarters.

	Natural Gas Purchase Prices
	2017	2016
For the Three-Months Ended:
March 31	$3.15	$2.13
June 30	$3.32	$2.13
September 30	$3.08	$2.88
December 31	—	$3.10
The decrease in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was due to the increase in Total Revenue. Our Total Revenues increased by 28% for the nine-months ended September 30, 2017 as compared to the nine-months ended September 30, 2016 due to the increase in average methanol sales prices, outpacing the increases in natural gas costs.
Depreciation Expense
Depreciation expense was approximately $45.8 million for the nine-months ended September 30, 2017 compared to approximately $46.1 million for the nine-months ended September 30, 2016.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $9.5 million for the nine-months ended September 30, 2017 compared to approximately $12.6 million for the nine-months ended September 30, 2016, which represents a decrease of 25%. The decrease in selling, general and administrative expenses was primarily due to a decrease in insurance and property tax expenses.
Our selling, general and administrative expenses—related party were approximately $2.6 million for the nine-months ended September 30, 2017 compared to approximately $3.7 million for the nine-months ended September 30, 2016, which represents a decrease of 30%. The decrease in selling, general and administrative expenses—related party resulted from the reversal of a bonus accrual following our previous chief executive officer's resignation in May 2017.
Interest Expense
Interest expense was approximately $17.1 million for the nine-months ended September 30, 2017 compared to $28.9 million for the nine-months ended September 30, 2016. During the nine-months ended September 30, 2017, interest expense was lower than the comparable period as a result of the $200.0 million principal prepayment made on November 30, 2016 in which OCIB utilized the funds borrowed under the Term Loan Facility—Related Party to prepay $200.0 million of Term B Loans under the Term B Loan Credit Facility.
Interest expense—related party was approximately $13.0 million for the nine-months ended September 30, 2017 compared to $245,000 for the nine-months ended September 30, 2016. During the nine-months ended September 30, 2017 interest expense—related party was higher during the comparable period as the result of $200.0 million in borrowings on November 30, 2016 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.

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

Three-Months Ended September 30, 2017
(in millions)
Reconciliation of Net loss to EBITDA
Net loss	$(0.5)
Adjustments:
Add:
Interest expense	5.8
Interest expense—related party	4.3
Income tax expense	0.1
Depreciation expense	15.3
EBITDA	$25.0
Reconciliation of EBITDA to Cash available for distribution
EBITDA	$25.0
Adjustments:
Less:
Debt service (1)	10.5
Maintenance and expansion capital expenditures
Capital expenditures	0.1
Reserves for future turnarounds	1.5
Reserves for future operating or capital needs	5.8
Taxes	0.1
Rounding for distributions	—
Cash available for distribution	$7.0
Actual cash distributions declared	$7.0

(1)
Debt service is defined as (i) cash interest paid on long-term debt and revolving credit facilities, plus (ii) mandatory quarterly repayments on the Term Loan B Credit Facility, plus (iii) a 0.5% commitment fee on the unused portion of the $40.0 million Revolving Credit Facility—Related Party, plus (iv) a 1.4% commitment fee on the unused portion of the $37.5 million Revolving Credit Facility, plus (v) any up-front fees, transactions costs, etc. related to indebtedness. Debt service excludes amortization of deferred financing costs.

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
On November 6, 2017, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period July 1, 2017 through and including September 30, 2017 of $0.08 per unit, or approximately $7.0 million in the aggregate. The cash distribution will be paid on December 8, 2017 to unitholders of record at the close of business on November 17, 2017.

Credit Facilities
Described below are the credit facilities under which OCIB may draw extra liquidity as of September 30, 2017. Please read Item I—“Financial Statements”, note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.
Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of September 30, 2017, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of September 30, 2017, the principal outstanding under the Term Loan B Credit Facility was $232.9 million. Interest on the Term Loan B Credit Facility accrues, at OCIB's option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate (as each such term is defined in the Term Loan B Credit Facility), plus 5.75%.
Although we do not have any additional committed capacity from identified lenders or investors, as of September 30, 2017, we have capacity to incur another $50.0 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.
Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of September 30, 2017, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Intercompany Revolving Facility (as defined below)), including a $20.0 million sublimit for letters of credit. As of September 30, 2017, the aggregate borrowing capacity of the Revolving Credit Facility was reduced by a total of $5.0 million to $35.0 million. The aggregate borrowing capacity will continue to be reduced by $2.5 million on the last day of each fiscal quarter until the facility expires on March 31, 2018. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. As of September 30, 2017, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75%. OCIB pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility.
As of September 30, 2017, we had $10.0 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 5 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of September 30, 2017, OCIB had $25.0 million outstanding under the Revolving Credit Facility.

Revolving Credit Facility—Related Party
Our intercompany revolving credit facility with OCI USA (the “Revolving Credit Facility—Related Party”) has a borrowing capacity of $40.0 million and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility to $40.0 million minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the unaudited condensed consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. As of September 30, 2017, OCIB had no amounts outstanding under the Revolving Credit Facility—Related Party.
Term Loan Facility—Related Party
Our intercompany term loan facility with OCI USA (the “Term Loan Facility—Related Party”) has a borrowing capacity of $200.0 million and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to the Term B Loans under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B Loans (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200.0 million under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Due to the $200.0 million of borrowings outstanding under the Term Loan Facility—Related Party as of September 30, 2017, we have no amounts available to us under the Term Loan Facility—Related Party.
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
We recorded maintenance capital expenditures related to our capital spares project and other budgeted maintenance capital projects in the amount of $0.2 million and $0.6 million for the three and nine-months ended September 30, 2017, respectively, compared to approximately $2.9 million and $7.4 million for the three and nine-months ended September 30, 2016, respectively. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019.
We did not have any expansion capital expenditures during the three and nine-months ended September 30, 2017 and 2016.
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
Working capital at September 30, 2017 was a deficit of $14.2 million, consisting of $49.9 million in total current assets and $64.1 million in total current liabilities. Working capital at December 31, 2016 was a deficit of $39.8 million, consisting of $42.4 million in total current assets and $82.2 million in total current liabilities. The reduction in the working capital deficit was primarily due to the use of operating cash flows to reduce our short-term borrowings.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Nine-Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	42,593	30,588
Investing activities	(1,767)	(4,602)
Financing activities	(44,160)	(28,029)
Net decrease in cash and cash equivalents	(3,334)	(2,043)

Operating Activities
Net cash provided by operating activities for the nine-months ended September 30, 2017 was approximately $42.6 million. We had a net income of approximately $11.8 for the nine-months ended September 30, 2017. During this period, we recorded depreciation expense of $45.8 million and amortization of debt issuance costs of $1.7 million. Accounts receivable, which is approximately equal to one month of revenue, increased by $6.4 million during the nine-months ended September 30, 2017. The increase in accounts receivable was due to an increase in our average methanol sales prices. Inventories increased by $4.0 million due to an increase in the quantity of ammonia and methanol on hand. Other non-current assets, other current assets and prepaid expenses increased by $1.2 million due to the renewal of our insurance policies. Accounts payable decreased by $7.2 million due to the settlement of obligations to our suppliers.
Net cash provided by operating activities for the nine-months ended September 30, 2016 was approximately $30.6 million. We had a net loss of approximately $33.2 for the nine-months ended September 30, 2016. During this period, we recorded depreciation expense of $46.1 million and amortization of debt issuance costs of $3.1 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $5.7 million during the nine-months ended September 30, 2016. The decrease in accounts receivable was due to a decrease in our realized average ammonia and methanol sales prices. Accounts receivable—related party decreased by $4.8 million due to the expiration of our sales agreement with OCI Fertilizers Trade & Supply B.V. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Inventories decreased by $1.1 million due to an increase in sales volumes. Accounts payable—related party increased by $1.1 million due to expenses incurred under the Omnibus Agreement for reimbursement of providing selling, general, and administrative services and management and operating services to manage and operate our business. Please read note 6 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information.
Investing Activities
Net cash used in investing activities was approximately $1.8 million and $4.6 million, respectively, for the nine-months ended September 30, 2017 and 2016.

Financing Activities
Net cash used in financing activities was approximately $44.2 million for the nine-months ended September 30, 2017. During the nine-months ended September 30, 2017, we received $85.5 million in proceeds from the Revolving Credit Facility and subsequently repaid $60.5 million, leaving a principal balance of $25.0 million outstanding as of September 30, 2017. We repaid borrowings of $3.4 million on the Term Loan B Credit Facility, repaid $35.0 million on the Revolving Credit Facility—Related Party, and paid cash distributions to unitholders of $30.5 million. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.
Net cash used in financing activities was approximately $28.0 million for the nine-months ended September 30, 2016. During the nine-months ended September 30, 2016, we received $27.0 million in proceeds from the Revolving Credit Facility and subsequently repaid $52.0 million, leaving no amounts outstanding under the Revolving Credit Facility as of September 30, 2016. We received $39.2 million in proceeds from the Revolving Credit Facility—Related Party and subsequently repaid $4.2 million, leaving $35.0 million outstanding under the Revolving Credit Facility—Related Party as of September 30, 2016. We repaid borrowings of $3.4 million on the Term Loan B Credit Facility, paid cash distributions to unitholders of $33.1 million and paid $1.2 million in deferred financing costs associated with Amendment No. 6 to the Term Loan B Credit Facility, Amendment No. 4 to the Revolving Credit Facility, and Amendment No. 5 to the Revolving Credit Facility. Please read note 5 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either retrospective, modified retrospective, or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016. The Partnership will adopt ASU 2014-09 on January 1, 2018 and has elected the modified retrospective approach as the transition method. Other than additional required disclosures, the adoption of ASU 2014-09 is not expected to have a material impact on the Partnership's consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of September 30, 2017, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate plus 5.75%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB’s option, at LIBOR plus 4.75% per annum or the alternate base rate plus 3.75%. Interest on borrowings under the Term Loan Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Interest on borrowings under the Revolving Credit Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Revolving Credit Facility (as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2017, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.5 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of September 30, 2017. We have supply agreements with Kinder Morgan, Florida Gas Transmission Natural Gas Pipeline and Houston Pipeline to supply natural gas required for our production of methanol and ammonia. In addition, the price we pay for hydrogen depends on natural gas prices. As of September 30, 2017, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $43.9 million to $47.5 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of September 30, 2017, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of September 30, 2017, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our Annual Report, except for the risk factors set forth below, which have been clarified and updated in their entirety.

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
Our operations, located at a single location, are subject to significant operating hazards and interruptions. Any significant curtailment of production at our facility or individual units within our facility could result in materially lower levels of revenues and cash flow and materially increased expenses for the duration of any downtime and materially adversely impact our results of operations, financial condition and ability to make cash distributions. Operations at our facility could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as:

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

During the quarter ended September 30, 2017, Hurricane Harvey caused extensive and costly damage across Southeast Texas. On August 25, 2017, in anticipation of Hurricane Harvey and in conjunction with our safety policies and procedures, we began reducing production volumes of ammonia and methanol. The ammonia and methanol production facilities were taken offline on August 28, 2017 and August 30, 2017, respectively, due to Hurricane Harvey making landfall and the lack of availability of raw materials from our suppliers, who were also impacted by Hurricane Harvey. We restarted the methanol production facility on September 3, 2017, but were not able to restart our ammonia production facility until September 13, 2017 due to inventory constraints and reduced marine traffic caused by the temporary closure of the Sabine—Neches waterway as a result of Hurricane Harvey.

During the year ended December 31, 2016, our methanol and ammonia production units were shut down for 8 days and 26 days, respectively, due to an underground cooling water line leakage, repairs to our methanol reformer, an electrical power outage caused by our electrical power provider and repairs to our steam turbine of the methanol syngas compressor. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Operational Factors-Facility Reliability.”

The magnitude of the effect on us of any downtime will depend on the length of the downtime and the extent our operations are affected by the downtime. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24 million per turnaround. Such turnarounds may have a material impact on our cash flows and ability to make cash distributions in the quarter or quarters in which they occur. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019. Scheduled and unscheduled maintenance or downtime could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions during the period of time that either of our units is not operating. During downtime, we will be required to fulfill certain customer contracts with product purchased from third parties at spot prices, and we may incur losses in connection with those sales. In addition, a major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life.

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

A major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life. If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption insurance policies have a combined loss limit of $672.0 million which is placed in two layers. The primary layer has a loss limit of $392.0 million, with a deductible of $4.3 million for physical damage. The first excess layer of the property and business interruption insurance policy has a loss limit of $280.0 million for all risks coverage. Business interruption losses under the primary layer are subject to a time element 45-day-equivalent-deductible per occurrence.

Our primary property policy provides coverage on an all risk basis and contains a number of sub-limits, such as a full primary limit of $382.0 million for losses due to business interruptions caused by machinery breakdown and a limit of $382.0 million for damage caused by a named windstorm, with a $41.0 million deductible per occurrence and a stand-alone named windstorm policy with a $10.0 million deductible which buys-down the primary deductible of $41.0 million. Our general liability insurance policies have a combined loss limit of $11.0 million per occurrence and $12.0 million for an annual aggregate. We are fully exposed to all losses in excess of the applicable limits and sub-limits of our policies. We are also exposed to losses due to business interruptions caused by machinery breakdown of fewer than 45 days per occurrence and losses due to property damage that are less than $4.3 million per occurrence. Because Hurricane Harvey did not cause any significant losses to our equipment or facilities, the lost profitability resulting from the operational interruption of Hurricane Harvey was outside the scope of our coverage.

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

Hurricane Harvey caused severe and widespread damage to industrial assets in the Gulf of Mexico region. The loss to both offshore and onshore assets resulting from the hurricane has led to substantial insurance claims by other participants in the energy industry. Insurance premiums are expected to increase in this region as a result of these developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350
3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350
3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098
3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2014	001-36098
10.1*	Amendment No. 6, dated as of January 4, 2017, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.3	January 10, 2017	001-36098
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________________________________________________________

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
#	Furnished herewith.
+	Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: November 6, 2017	/s/ Fady Kiama
Fady Kiama
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)