Form 10-K
period 2017-12-31
OCI Partners LP
filed 2018-03-05
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates as of June 30, 2017 was approximately $154.9 million.
As of March 5, 2018, the registrant had 86,997,590 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

EXPLANATORY NOTE
As used in this report, the terms “the partnership,” “we,” “our,” “us” and similar terms refer to OCI Partners, LP, a Delaware limited partnership (“OCIP”), and its wholly-owned subsidiary OCI Beaumont, LLC, a Texas limited liability company (“OCIB”). References to “our general partner” refer to OCI GP LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of OCI USA Inc. References to “OCIP Holding” refer to OCIP Holding LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of OCI USA Inc. References to “OCI” refer to OCI N.V., a Dutch public limited liability company, and its consolidated subsidiaries other than us, our subsidiaries and our general partner. References to “OCI USA” refer to OCI USA Inc., a Delaware corporation, which is an indirect, wholly-owned subsidiary of OCI.
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

•
risks relating to our relationships with OCI or its affiliates, including competition from the 1.8 million metric ton methanol plant currently being constructed in Beaumont, Texas by Natgasoline LLC (“Natgasoline”), an entity in which OCI indirectly owns a 50% interest;

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

•
our reliance on natural gas delivered to us by our suppliers, including a subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”); Houston Pipe Line Company, LP (“Houston Pipe Line Company”), a subsidiary of Energy Transfer Partners, L.P.; and Enterprise Products Operating LLC (“Enterprise Products”), a subsidiary of Enterprise Products Partners L.P.;

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

•	our potential inability to obtain or renew permits;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of our products;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset and geographic diversification;

•	our dependence on a limited number of significant customers;

•	our ability to comply with employee safety laws and regulations;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	additional risks, compliance costs and liabilities from expansions or acquisitions;

•	our reliance on our senior management team;

•	the potential shortage of skilled labor or loss of key personnel;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	restrictions in our debt agreements, including those on our ability to distribute cash or conduct our business;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with New York Stock Exchange (“NYSE”) corporate governance requirements;

•	control of our general partner by OCI;

•	the conflicts of interest faced by our senior management team, which manages both our business and the businesses of various affiliates of our general partner;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners under our partnership agreement;

•	the impact of regulations recently issued by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury on our status as a partnership for U.S. federal income tax purposes; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.
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
Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately 42% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, and also paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Energy related applications consume approximately 29% of methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”), methyl tertiary-butyl ether (“MTBE”), particularly in China. Methanol blending in gasoline is currently not permitted in the United States. Methanol-to-olefins (“MTO”) consumes the remaining 29% of global methanol demand as the MTO segment in China has grown by approximately 44% from 2016 to 2017, causing China to become increasingly reliant on imported methanol. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.
On December 6, 2016, OCIP received a proposal from OCI pursuant to which OCI would acquire the publicly held common units not already directly or indirectly owned by OCI in exchange for OCI shares at an exchange ratio of 0.5200 OCI shares for each common unit (the “Proposed Transaction”). On April 14, 2017, after negotiations with the conflicts committee of the board of directors of our general partner regarding the Proposed Transaction reached an impasse, OCI informed representatives of the conflicts committee that no acceptable definitive agreement regarding the Proposed Transaction could be reached and terminated negotiations with the conflicts committee regarding the Proposed Transaction.
On February 20, 2018, we announced that we had priced a proposed $455 million term loan B facility (the “New Term Loan”) and proposed $40 million revolving credit facility (the “New Revolving Credit Facility”). The proposed New Term Loan is expected to mature in 2025, and is expected to be priced at the London Interbank Offered Rate (“LIBOR”) plus 425 basis points. We intend to use the expected net proceeds of the New Term Loan to repay in full our Term Loan B Credit Facility and to repay in full outstanding intercompany loans from OCI. The commitments in respect of the New Term Loan and New Revolving Credit Facility and the terms and conditions thereof (including the applicable interest rates) remain subject to the execution of definitive documentation with respect to the New Term Loan and New Revolving Credit Facility. The closing of the New Term Loan and New Revolving Credit Facility is expected to occur in March 2018 and is subject to customary closing conditions. Assuming our New Term Loan closes with an expected pricing of LIBOR plus 425 basis points, we expect a reduction of approximately $10 million per year of interest and principal payments on our New Term Loan based on the LIBOR as of March 5, 2018.

Organizational Structure
The following diagram depicts our organizational structure as of March 5, 2018:

(1)	Does not include 879,214 common units representing an approximately 1.01% limited partner interest owned by Nassef Sawiris, one of our directors and the chief executive officer of OCI.

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
The following table sets forth our facility’s production capacity and storage capacity:

	Annual Production Design Capacity as of December 31, 2017		Production during the Year Ended December 31, 2017	Product Storage Capacity as of December 31, 2017
Product	Metric Tons/Day	Metric Tons/Year (1)	Metric Tons	Metric Tons
Methanol	2,500	912,500	821,849	42,000	(2 tanks)
Ammonia	907	331,000	312,431	33,000	(2 tanks)
_______________________________

(1)	Assumes facility operates 365 days per year.

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
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. Our facility is connected to natural gas pipelines owned by Kinder Morgan, Houston Pipe Line Company, Florida Gas Transmission and DCP Midstream Partners, LP. We are currently receiving our natural gas from Kinder Morgan and Houston Pipe Line Company though our direct pipeline connections with those companies, and from Enterprise Products through our direct pipeline connection with Florida Gas Transmission. Our facility is located in close proximity to many of our major customers, which allows us to deliver our products to those customers at competitive prices compared to overseas suppliers that are subject to significant transportation costs associated with transporting product to our markets.

The following table indicates ownership of the pipelines connected to our facility. Although we transport methanol and ammonia to various customers, we do not have ownership of all the pipelines that we use.
Manufactured Product:

Pipeline	Product	Ownership
ExxonMobil/Arkema Pipeline	Methanol	OCI Partners LP
Methanex Methanol Company, LLC	Methanol	OCI Partners LP
Lucite/DuPont	Ammonia	OCI Partners LP
Feedstocks:

Pipeline	Product	Ownership
Kinder Morgan Pipeline	Natural Gas	Kinder Morgan
DCP Midstream Pipeline	Natural Gas	DCP Midstream
Florida Gas Transmission Natural Gas Pipeline	Natural Gas	Florida Gas Transmission Company
Houston Pipe Line Company LP	Natural Gas	Houston Pipe Line Company LP
Air Liquide Nitrogen Pipeline	Nitrogen	Air Liquide
Air Products Hydrogen Pipeline	Hydrogen	Air Products

The following diagram illustrates key elements of our methanol and ammonia value chain:

Our Methanol Production Unit
Our methanol production unit is a 912,500 metric ton per year unit that is comprised of Foster-Wheeler-designed twin steam methane reformers for synthesis gas production, two Lurgi-designed parallel low-pressure, water-cooled reactors and four distillation columns. Our methanol production unit contains two methanol storage tanks with a combined storage capacity of 42,000 metric tons. In addition, our methanol production unit has a crude methanol surge tank, refined receiver tank, storage tank scrubber and crude tank scrubber. During the year ended December 31, 2017, our methanol production unit produced approximately 821,849 metric tons of methanol. We expect our methanol production unit to undergo an approximately four to five-week turnaround once approximately every four years. We executed a turnaround as part of our debottlenecking project that was completed in April 2015. We expect the next turnaround to occur in 2019. Please see below for a simplified process flow diagram.

Methanol Plant

Flue Stack
Natural Gas Feedstock
SCR
WH Recovery
Gas Desulfurization
Saturator
Pre-Reformer
N & S Reformers
Startup Vent to Flare
Process Cooling
Syn Gas Compression
Reaction Circulator
Methanol Reaction
Analyzer Vents
Methanol Flare
From Hydrogen Purification
Circulation
Purge
Air
Eductor
To Water Scrubbing
Pre-Reformer Fired Htr
Natural Gas Fuel
From Hydrogen Purification
From Water Scrubber (for Shore Tank)
Air
From Ammonia Refrigeration
Condensate
Process Steam
Steam Generation
Vent Tank
Atmosphere Vent
Scrubber Vent
From Water Scrubbing
Water Scrubber
(For Crude Tank)
To Water Scrubber (for Shore Tank)
Only during Startup
Diesel Pump Exhaust
CO2 Stripper Vent
Demineralized Water
Feedwater Pumping
CO2 Stripping
Refining
Crude Storage
From Water Scrubber (for Shore Tank)
To Water Scrubbing
To Shore Tanks

N & S – North and South
WH – Waste Heat
CO2 – Carbon Dioxide

Our Ammonia Production Unit
Our ammonia production unit is a 331,000 metric ton per year unit. The Haldor-Topsøe-designed ammonia synthesis loop at our facility processes hydrogen produced by our methanol production process as the feedstock to produce ammonia. Our ammonia production unit also uses hydrogen we purchase from third parties to supplement the hydrogen produced by our methanol production process. Our ammonia production unit contains two refrigerated ammonia storage tanks with a combined storage capacity of 33,000 metric tons. During the year ended December 31, 2017, our ammonia production unit produced approximately 312,431 metric tons of ammonia. We expect our ammonia production unit to undergo an approximately three to four-week turnaround once approximately every four years coinciding with the turnaround of our methanol production unit. We executed a turnaround as part of our debottlenecking project that was completed in April 2015 and we expect the next turnaround to occur in 2019. Please see below for a simplified process flow diagram.

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
Feedstock Supply
The primary feedstock that we use to produce methanol and ammonia is natural gas. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2017. For the year ended December 31, 2017, natural gas feedstock costs represented approximately 59% of our cost of goods sold (exclusive of depreciation). Accordingly, our profitability depends in large part on the price of our natural gas feedstock. Please read Item 7A—“Quantitative and Qualitative Disclosure about Market Risk” included in this report for additional information.
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. Our facility is connected to natural gas pipelines owned by Kinder Morgan, Houston Pipe Line Company, Florida Gas Transmission and DCP Midstream Partners, LP. We are currently receiving our natural gas from Kinder Morgan and Houston Pipe Line Company though our direct pipeline connections with those companies, and from Enterprise Products through our direct pipeline connection with Florida Gas Transmission. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.
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
Customers and Contracts
We generate our revenues from the sale of methanol and ammonia manufactured at our facility. We sell our products, primarily under contract, to industrial users and commercial traders for further processing or distribution. For the years ended December 31, 2017 and 2016, we derived approximately 81% and 62%, respectively, of our revenues from the sale of our products to commercial traders for further processing or distribution and derived approximately 19% and 38%, respectively, of our revenues from the sale of our products to industrial users. In addition, we derive a portion of our revenues from uncontracted and contracted sales with our customers that have pricing terms based upon published spot prices. For the years ended December 31, 2017 and 2016, we derived approximately 10% and 11%, respectively, of our revenues from spot price-based sales of ammonia. For the years ended December 31, 2017 and 2016, we derived approximately 11% and 18%, respectively, of our revenues from spot price based sales of methanol.

We currently are party to methanol sales contracts with several customers, including but not limited to Methanex Methanol Company, LLC (“Methanex”) and Southern Chemical Distribution, L.L.C. One of our customers is obligated to use best efforts to purchase a certain quantity of methanol from us each year, but generally our customers may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an Free on Board (“FOB”) basis when transported by barge, pipeline, and our methanol truck loading facility. For the year ended December 31, 2017, methanol sales contracts with Methanex and Southern Chemical Distribution, L.L.C., a subsidiary of Southern Chemical Corporation, accounted for approximately 40% and 14%, respectively, of our total revenues. For the year ended December 31, 2016, methanol sales contracts with Methanex and Koch Methanol LLC accounted for approximately 35% and 24%, respectively, of our total revenues.
We are party to ammonia sales contracts with several customers, including but not limited to Interoceanic Corporation (“IOC”) and Lucite International, Inc. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when transported by barge, pipeline and our ammonia truck loading facility. For the years ended December 31, 2017 and 2016, ammonia sales contracts with IOC accounted for approximately 8% and 14%, respectively, of our total revenues.
During the year ended December 31, 2017, we delivered approximately 57% of our total sales by barge or vessel, 39% of our total sales by pipeline, and approximately 4% of our total sales through our ammonia and methanol truck loading facilities.
Quality Assurance
On December 20, 2016, we became ISO 9001 certified. ISO 9000 (which includes ISO 9001) is an international standard on quality assurance developed by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products.
Competition
The industries in which we operate are highly competitive. Methanol and ammonia are global commodities, and we compete with a number of domestic and foreign producers of methanol and ammonia. In addition, a long period of low natural gas prices in the United States has made it economical for companies to upgrade existing plants and initiate construction of new methanol and nitrogen projects. For example, Methanex and the Celanese-Mitsui joint venture have brought their new methanol facilities online in the last three years and Natgasoline, in which OCI indirectly owns a 50% interest, is currently in the construction phase on its 1.8 million metric ton methanol facility in Beaumont, Texas, and has stated that it expects to commence operations in the second quarter of 2018. In addition, Yuhuang Chemical and several other developers have announced plans to construct methanol plants in the U.S. Gulf Coast region over the next few years, which, if constructed, would increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. There have also been significant ammonia capacity additions in the U.S. Gulf Coast region, including CF Industries' Donaldsonville plant and Dyno Nobel's ammonia plant in Louisiana. In addition, BASF/Yara have announced that they expect to commission an ammonia plant in Freeport, Texas in 2018. However, over the past few years, several methanol and ammonia projects have been canceled or delayed as a result of higher capital expenditure estimates than originally anticipated, among other reasons.
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
The majority of methanol consumed in the U.S. Gulf Coast is imported from Trinidad and Tobago or produced domestically. During 2017, methanol sourced from Trinidad and Tobago accounted for approximately 49% of total imported methanol in the United States. Producers in Trinidad and Tobago have been facing significant natural gas feedstock shortages, thereby reducing the supply of all natural gas-based products from Trinidad and Tobago the United States. Furthermore, we believe that transportation and port-handling costs for imported methanol provide us with a cost advantage over foreign producers.

Similarly, the majority of ammonia consumed in our market is sourced overseas, particularly from Trinidad and Tobago, and is transported through the U.S. Gulf Coast. Our close proximity to our customers allows us to maintain a cost advantage over foreign producers that import ammonia into the U.S. Gulf Coast. During 2017, ammonia sourced from Trinidad and Tobago accounted for approximately 67% of total imported ammonia in the United States. Although ammonia sourced from Trinidad and Tobago historically enjoyed a competitive cost advantage, natural gas supply shortages and higher production costs in recent years have eroded this competitive advantage. Furthermore, we believe that transportation and port-handling costs for all imported ammonia provide us with a cost advantage over foreign producers.
Our major competitors in the methanol industry include Methanex, Mitsui, Mitsubishi and Southern Chemical Corporation and our major competitors in the ammonia industry include Koch Fertilizer, CF Industries and Nutrien (formerly Agrium and Potash Corporation of Saskatchewan Inc.). Based on 2017 data regarding total use of methanol and ammonia in the United States, we estimate that our production in 2017 represented approximately 14% and 2%, respectively, of total U.S. methanol and ammonia use.
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

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from our facility and have reported the emissions to the EPA annually beginning in September 2011. On December 7, 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our facility, must obtain permits under the PSD and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD or Title V permit requires a source to install best available control technology (“BACT”) for those regulated pollutants that are emitted in certain quantities. In June 2014, the U.S. Supreme Court invalidated that portion of the rule that would require facilities that only emitted GHG emissions (and not other regulated pollutants) in excess of specified thresholds to obtain PSD and Title V permits. Sources that emit other regulated pollutants in excess of specified thresholds that also trigger greenhouse gas emissions thresholds still must obtain a PSD permit for greenhouse gas emissions. Our debottlenecking project was a major modification for other pollutants, which required us to obtain a PSD permit for greenhouse gas emissions. We received our PSD permit from the EPA in August 2014. The TCEQ has since been authorized by the EPA to implement a greenhouse gas permitting program.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (“Paris Accord”). The Paris Accord entered into force in November 2016. The United States is one of over 70 countries that has ratified or otherwise indicated its intent to be bound by the agreement. To the extent the United States implements the Paris Accord in addition to the GHG regulations, it could have an adverse impact on our operations. However, on June 1, 2017, President Trump announced that the United States will withdraw from the Paris Accord and seek negotiations either to reenter the Paris Accord on different terms or to establish a new framework agreement. The Paris Accord provides for a four-year exit process, which would result in an effective exit date of November 2020. The United States' adherence to the exit process and/or the terms on which the United States may reenter the Paris Accord or a separately negotiated agreement are unclear at this time.
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

Government Assessments of Methanol. In September 2013, the EPA issued a final Toxicological Review of Methanol under its Integrated Risk Information System (“IRIS”). This review concluded that daily exposures to the human population (including sensitive subgroups) are “likely to be without an appreciable risk of deleterious effectives during a lifetime”. This review did not address carcinogenicity, however, and the EPA has no plans at this time to conduct a Health Hazard Assessment under IRIS for cancer effects. The European Chemicals Agency (“ECHA”) has recently adopted the report prepared by Poland in support of a proposal to restrict the sale of methanol to the general public and to limit its presence as an additive in consumer products. A decision on this proposal is currently pending before the European Commission, and action by the European Commission to restrict methanol sales and uses for certain markets and products could have a material adverse effect on our business. ECHA’s Committee for Risk Assessment declined to endorse a separate proposal from Italy and Holland to reclassify methanol as a Category 1B or Category 2 Reproductive Toxin on grounds of insufficient evidence, but it is possible that this proposal may be revisited in the future if new evidence becomes available.
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
Formaldehyde has been classified as a known human carcinogen by the International Agency for Research on Cancer and as a probable human carcinogen by the EPA. On July 7, 2010, President Obama signed the Formaldehyde Standards for Composite Wood Products Act into law. This legislation, which adds a Title VI to the Toxic Substances Control Act, establishes limits for formaldehyde emissions from composite wood products and requires the EPA to evaluate and establish limits for other types of wood products. In December 2016, the EPA finalized a regulation to implement this Act with two components: (1) formaldehyde emissions standards for hardwood plywood, medium-density fiberboard, particleboard, and finished goods containing these products that are sold, supplied, offered for sale, or manufactured (including imported) in the United States and (2) a third-party certification program to assure compliance by composite wood panel producers with the formaldehyde emissions limits established directly in the Act. This regulation was to become effective in December 2017, but the EPA has extended the compliance deadlines under the December 2016 rule to December 2018 and beyond. In addition, in December 2017, the EPA published a notice that it is withdrawing its direct final rule issued in October 2017 to update the voluntary consensus standards that were originally published in the December 2016 rule. The EPA had issued both a direct final rule and a proposed rule in October 2017. The EPA stated that, due to its receipt of adverse comments on the rule, it was required to withdraw the direct final rule and proceed with issuing a final rule only after it has considered all of the comments received. The comment period for submitting comments closed in November 2017.
A risk assessment process for formaldehyde has been underway in the European Union for the past several years and has resulted in classification of formaldehyde as a category 1B carcinogen (“known to have carcinogenic potential for humans”) and a category 2 mutagen (“suspected of being toxic for human reproduction”). No decision has yet been made whether this classification will result in restrictions required under Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”), or in new classification, labeling and packing obligations; however, to support its decision-making, ECHA required an update by October 2017 of all Registrations for aqueous formaldehyde solutions containing methanol above 10% with information pertaining to various formaldehyde exposure scenarios, including from composite wood products.
Derivatives of Methanol—MTBE. Changes in environmental, health and safety laws, regulations or requirements could also impact methanol demand for the production of MTBE. Several years ago, environmental concerns and legislative action related to gasoline leaking into water supplies from underground gasoline storage tanks in the United States resulted in the phase-out of MTBE as a gasoline additive in the United States. However, methanol is used in the United States to produce MTBE for export markets, where demand for MTBE has continued at strong levels. While we currently expect demand for methanol for use in MTBE production in the United States to remain steady or to decline slightly, it could decline materially if export demand is impacted by governmental legislation or policy changes. The EPA is currently reviewing the human health effects of MTBE, including its potential carcinogenicity. The European Union issued a final risk assessment report on MTBE in 2002 that permitted the continued use of MTBE, although several risk reduction measures relating to the storage and handling of fuels were recommended. Governmental efforts in recent years in some countries, primarily in the European Union and Latin America, to promote biofuels and alternative fuels through legislation or tax policy are also putting competitive pressures on the use of MTBE in gasoline in these countries. Declines in demand for methanol for use in MTBE production could have an adverse impact on our results of operations, financial condition and ability to make cash distributions.

Material Capital Expenditures for Environmental Matters. We incurred approximately $84.4 million in capital expenditures for the year ended December 31, 2015, relating to the installation of a SCR unit for nitrogen oxide control; the installation of a saturator column system to improve plant efficiency, decrease nitrogen oxide emissions and decrease wastewater treatment from distillation; and the installation of a new flare to decrease carbon monoxide emissions during start-ups and shutdowns of our facility. These capital expenditures assist us in complying with federal, state and local environmental, health and safety regulations. None of the capital expenditures incurred during the years ended December 31, 2016 and 2017, were related to environmental matters.
On December 20, 2016, we became ISO 14001 certified. ISO 14000 (which includes ISO 14001) is an international standard on environmental management developed by the International Organization for Standardization that was developed to help organizations manage the environmental impacts of their processes, products and services. ISO 14001 defines an approach to setting and achieving environmental objectives and targets, within a structured management framework.
Safety, Health and Security Matters
We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act (“OSHA”), and comparable state statutes, the purpose of which are to protect the health and safety of workers. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process that involves a chemical at or above the specified thresholds or any process that involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. We also are subject to the EPA Chemical Accident Prevention Provisions, known as the Risk Management Plan requirements, which are designed to prevent the accidental release of toxic, reactive, flammable or explosive materials, and the U.S. Coast Guard’s Maritime Security Standards for Facilities, which are designed to regulate the security of high-risk maritime facilities.
On March 1, 2016, we achieved Star status in OSHA's Voluntary Protection Program (“VPP”). OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs.
Employees
We are managed and operated by the board of directors and executive officers of OCI GP LLC, our general partner. Neither we nor our subsidiary have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our general partner or its affiliates. Our general partner and its affiliates have approximately 114 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.
Insurance
Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We are currently insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption insurance policies have a combined loss limit of $672.0 million which is placed in two layers. The primary layer has a loss limit of $392.0 million, with a deductible of $4.3 million for physical damage. The first excess layer of the property and business interruption insurance policy has a loss limit of $280.0 million for all risks coverage. Business interruption losses under the primary layer are subject to a time element 45-day equivalent deductible per occurrence.
Our primary property policy provides coverage on an all risk basis and contains a number of sub-limits, such as a full primary limit of $382.0 million for losses due to business interruptions caused by machinery breakdown and a limit of $382.0 million for damage caused by a named windstorm, with a $41.0 million deductible per occurrence and a stand-alone named windstorm policy with a $10.0 million deductible, which reduces the primary deductible of $41.0 million. Our general liability insurance policies have a combined loss limit of $11.0 million per occurrence and $12.0 million for an annual aggregate. We are fully exposed to all losses in excess of the applicable limits and sub-limits of our policies. We are also exposed to losses due to business interruptions caused by machinery breakdown of fewer than 45 days per occurrence and losses due to property damage that are less than $4.3 million per occurrence. Because Hurricane Harvey did not cause any significant losses to our equipment or facilities, lost profitability resulting from the operational interruption of Hurricane Harvey was outside the scope of our insurance coverage.

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

Financial Information about Geographical Areas
We have no international activities. For all periods included in this report, all of our revenue was derived from operations conducted in, and all of our assets were located in, the United States.
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
Investors who are looking for an investment that will pay regular and predictable quarterly distributions should not invest in our common units. We expect our business performance will be more volatile, and our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships. As a result, the amount of our quarterly cash distributions, if any, will be volatile and are expected to vary quarterly and annually. For example, we did not pay any quarterly cash distributions with respect to the quarters ended June 30, 2016, September 30, 2016, or December 31, 2016. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to maintain or increase quarterly cash distributions over time. The amount of our quarterly cash distributions will be directly dependent on the performance of our business, which is subject to volatility. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. Additionally, ammonia and natural gas prices are volatile, and seasonal and global fluctuations in demand for nitrogen fertilizer products and other ammonia-based products could affect our revenues. Because our quarterly cash distributions will be subject to significant fluctuations directly related to the cash we generate after payment of our fixed and variable expenses and other cash reserves established by our general partner, future quarterly cash distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero. Given the volatile nature of our business, we expect that our unitholders will have direct exposure to fluctuations in the price of methanol and ammonia and the cost of natural gas.
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
Under our current cash distribution policy, we intend to distribute 100% of the cash available for distribution that we generate each quarter to unitholders of record on a pro rata basis. However, the board of directors may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters. For example, we did not pay any quarterly cash distributions with respect to the quarters ended June 30, 2016, September 30, 2016, or December 31, 2016.
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
Our operations, located at a single location, are subject to significant operating hazards and interruptions. Any significant curtailment of production at our facility or individual units within our facility could result in materially lower levels of revenues and cash flow and materially increased expenses for the duration of any downtime and materially adversely impact our results of operations, financial condition and ability to make cash distributions. Operations at our facility could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as:

•	unscheduled maintenance or catastrophic events such as a major accident, fire, damage by severe weather, hurricanes, flooding or other natural disaster;

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at our facility;

•	increasingly stringent environmental regulations;

•	a disruption in the supply of natural gas to our facility; and

•	governmental limitations on the use of our products, either generally or specifically those manufactured at our plant.
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
During the year ended December 31, 2017, our methanol and ammonia production units were shut down for 34 days and 30 days, respectively, due to, among other things, a natural gas supply control issue, leaks in the Transfer Line Heat Exchangers (“TLX”), and Hurricane Harvey. During the year ended December 31, 2016, our ammonia and methanol production units were shut down for 8 days and 26 days, respectively, due to an underground cooling water line leakage, repairs to our methanol reformer, an electrical power outage caused by our electrical power provider and repairs to our steam turbine of the methanol syngas compressor. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational Factors—Facility Reliability.”
The magnitude of the effect on us of any downtime will depend on the length of the downtime and the extent our operations are affected by the downtime. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four to five weeks for our methanol production unit and approximately three to four weeks for our ammonia production unit and cost approximately $24 million per turnaround. Such turnarounds may have a material impact on our cash flows and ability to make cash distributions in the quarter or quarters in which they occur. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019. Scheduled and unscheduled maintenance or downtime could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions during the period of time that either of our units is not operating. During downtime, we will be required to fulfill certain of our customer contracts with product purchased from third parties at spot prices, and we may incur losses in connection with those sales. In addition, a major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life.

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
A major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life. If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption insurance policies have a combined loss limit of $672.0 million which is placed in two layers. The primary layer has a loss limit of $392.0 million, with a deductible of $4.3 million for physical damage. The first excess layer of the property and business interruption insurance policy has a loss limit of $280.0 million for all risks coverage. Business interruption losses under the primary layer are subject to a time element 45-day equivalent deductible per occurrence.
Our primary property policy provides coverage on an all risk basis and contains a number of sub-limits, such as a full primary limit of $382.0 million for losses due to business interruptions caused by machinery breakdown and a limit of $382.0 million for damage caused by a named windstorm, with a $41.0 million deductible per occurrence and a stand-alone named windstorm policy with a $10.0 million deductible which reduces the primary deductible of $41.0 million. Our general liability insurance policies have a combined loss limit of $11.0 million per occurrence and $12.0 million for an annual aggregate. We are fully exposed to all losses in excess of the applicable limits and sub-limits of our policies. We are also exposed to losses due to business interruptions caused by machinery breakdown of fewer than 45 days per occurrence and losses due to property damage that are less than $4.3 million per occurrence. Because Hurricane Harvey did not cause any significant losses to our equipment or facilities, lost profitability resulting from the operational interruption of Hurricane Harvey was outside the scope of our insurance coverage.

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
The methanol business is a highly competitive commodity industry, and prices are affected by supply and demand fundamentals and global energy prices. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. New methanol plants are expected to be built in the United States, and this will increase overall production capacity. For example, Methanex and the Celanese-Mitsui joint venture have brought their new methanol facilities online in the last three years and Natgasoline, in which OCI indirectly owns a 50% interest, is currently in the construction phase on its 1.8 million metric ton methanol facility in Beaumont, Texas, and has stated that it expects to commence operations in the second quarter of 2018. In addition, Yuhuang Chemical and several other developers have announced plans to construct methanol plants in the U.S. Gulf Coast region over the next few years, which, if constructed, would increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. Additional methanol supply can also become available in the future by restarting idle methanol plants, carrying out major expansions of existing plants or debottlenecking existing plants to increase their production capacity. Historically, higher-cost plants have been shut down or idled when methanol prices are low, but there can be no assurance that this practice will occur in the future or that such plants will remain idle. Relatively low prices for natural gas have led to reduced idling at the current time.
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
Our business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in Trinidad with respect to methanol and in the Persian Gulf, the Asia-Pacific region, the Caribbean, Russia and the Ukraine with respect to ammonia. Both methanol and ammonia are global commodities, with little product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Most significantly, producers in Trinidad have historically been the largest suppliers of methanol to the United States. These companies have significant experience and expertise in production, transportation, marketing and sales of methanol in the United States. Some competitors have greater total resources and are less dependent on earnings from methanol or ammonia sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, Methanex and the Celanese-Mitsui joint venture have brought their new methanol facilities online in the last three years and Natgasoline, in which OCI indirectly owns a 50% interest, is currently in the construction phase on its 1.8 million metric ton methanol facility in Beaumont, Texas, and has stated that it expects to commence operations in the second quarter of 2018. In addition, Yuhuang Chemical and several other developers have announced plans to construct methanol plants in the U.S. Gulf Coast region over the next few years, which, if constructed, would increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. There have also been significant ammonia capacity additions in the U.S. Gulf Coast region, including CF Industries' Donaldsonville plant and Dyno Nobel's ammonia plant in Louisiana. In addition, BASF/Yara have announced that they expect to commission an ammonia plant in Freeport, Texas in 2018. If we are unable to provide customers with a reliable supply of methanol or ammonia at competitive prices, we may lose market share to our competitors, which could have an adverse impact on our results of operations, financial condition and ability to make cash distributions.
Our profitability is vulnerable to fluctuations in the cost of natural gas, our primary feedstock.
Our profitability is significantly dependent on the cost of our natural gas feedstock, and a significant increase in the price of natural gas would adversely affect our ability to operate our facility on a profitable basis. In recent history, the price of natural gas has been very volatile, with prices at the New York Mercantile Exchange (“NYMEX”) pricing point, Henry Hub, spiking to near-record high prices in 2008 and approaching seventeen-year lows at the beginning of 2016. This is due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the U.S. and global economies, and other factors. We currently procure our natural gas through three main suppliers, Kinder Morgan, Houston Pipe Line Company and Enterprise Products, through supply agreements that are based on market indices, making us susceptible to fluctuations in the price of natural gas. In addition, the price we pay for hydrogen depends on natural gas prices. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2017. A hypothetical increase or decrease of $1.00 per MMBtu of natural gas would increase or decrease our annual cost of goods sold (exclusive of depreciation) by approximately $43.9 million to $47.5 million. A material increase in natural gas prices could materially and adversely affect our results of operations, financial condition and ability to make cash distributions.
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
Some of our customers use methanol that we supply to manufacture formaldehyde, among other chemicals. Formaldehyde currently represents the largest single demand use for methanol in the United States. Formaldehyde, a component of resins used as wood adhesives and as a raw material for engineered plastics and a variety of other products, including elastomers, paints, building products, foams, polyurethane and automotive products, has been classified as a known human carcinogen by the International Agency for Research on Cancer and as a probable human carcinogen by the EPA. On July 7, 2010, President Obama signed the Formaldehyde Standards for Composite Wood Products Act into law, which establishes limits for formaldehyde emissions from composite wood products and requires the EPA to evaluate and establish limits for other types of wood products. In December 2016, the EPA finalized a regulation to implement this Act with two components: (1) formaldehyde emissions standards for hardwood plywood, medium-density fiberboard, particleboard, and finished goods containing these products that are sold, supplied, offered for sale, or manufactured (including imported) in the United States and (2) a third-party certification program to assure compliance by composite wood panel producers with the formaldehyde emissions limits established directly in the Act. This regulation was to become effective in December 2017, but the EPA has extended the compliance deadlines under the December 2016 rule to December 2018 and beyond. In addition, in December 2017, the EPA published a notice that it is withdrawing its direct final rule issued in October 2017 to update the voluntary consensus standards that were originally published in the December 2016 rule. The EPA had issued both a direct final rule and a proposed rule in October 2017. The EPA stated that, due to its receipt of adverse comments on the rule, it was required to withdraw the direct final rule and proceed with issuing a final rule only after it has considered all of the comments received. The comment period for submitting comments closed in November 2017. As of April 1, 2015, formaldehyde was reclassified in the European Union as a category 1B carcinogen and category 2 mutagen. No decision has yet been made, however, whether this reclassification will result in restrictions under the Regulation on Registration, Evaluation, Authorization and Restrictions of Chemicals in the European Union, including in particular whether formaldehyde should be designated as a Substance of Very High Concern Candidate. Changes in environmental, health and safety laws, regulations or requirements relating to formaldehyde could impact methanol demand, which could indirectly have a material adverse effect on our business.
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
Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA has proposed various related regulatory actions, including approving various new regulations that, among other things, require green completions of certain hydraulically fractured wells and reduce emissions of methane and volatile organic compounds from certain sources in the oil and gas sector. We do not believe these new regulations will have a direct effect on our operations, but because oil and/or natural gas production using hydraulic fracturing is growing rapidly in the United States, if new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and an increase in the price of natural gas. An increase in the price of natural gas could adversely affect our gross margins. In addition, a significant and sustained increase in domestic natural gas prices could make it more attractive for international producers of methanol and ammonia to import their products into the United States, which competition could adversely affect our results of operations, financial condition and ability to make cash distributions.

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
Our operations depend in large part on the performance of third-party suppliers, including Kinder Morgan, Florida Gas Transmission, Houston Pipe Line Company, Enterprise Products, Air Products and Air Liquide for the supply of natural gas, hydrogen and nitrogen. Our ability to obtain natural gas and other inputs necessary for the production of methanol and ammonia is dependent upon the availability of these third parties’ pipeline systems interconnected to our facility. Because we do not own these pipelines, their continuing operation is not within our control. These pipelines may become unavailable for a number of reasons, including testing, maintenance, capacity constraints, accidents, government regulation, weather-related events or other third-party actions. If third-party pipelines become partially or completely unavailable, our ability to operate could be restricted and the transportation costs of our feedstock supply could increase, thereby reducing our profitability. In addition, should any of our third-party suppliers fail to perform in accordance with existing contractual arrangements, our operations could be forced to halt. Alternative sources of supply could be difficult to obtain. Any downtime associated with our operations, even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Delays, interruptions or other limitations in the transportation of the products we produce could affect our operations.
Transportation logistics play an important role in allowing us to supply products to our customers. Any significant delays, interruptions or other limitations on the ability to transport our products could negatively affect our operations. Currently, approximately 52% of our methanol and approximately 77% of our ammonia is transported by barge along the Gulf Coast, approximately 47% of our methanol and approximately 10% of our ammonia is transported directly to certain customers through their pipelines and approximately 1% of our methanol and approximately 13% of our ammonia is transported to certain customers through our truck loading facilities. We may experience risks associated with distribution of our products by barge, pipelines or truck. Delays and interruptions may be caused by weather-related events, including hurricanes that would prevent the operation of barges for transport of our methanol and ammonia. Transport by pipeline may be interrupted because of accidents, earthquakes, hurricanes, governmental regulation, terrorism or other third-party actions. In September 2017, we were unable to immediately restart our ammonia production facility due to the temporary closure of the Sabine-Neches waterway as a result of Hurricane Harvey. This resulted in storage constraints at our facility. A significant increase in fuel prices could increase the costs incurred by our customers who transport our products by truck, which could decrease the volume of methanol and ammonia transported through our truck loading facilities. Prolonged interruptions in the transport of our products by barge or pipeline, or a reduction in the volume of methanol and ammonia transported through our truck loading facilities, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Our customers purchase our methanol and ammonia on an FOB basis at our facility and then arrange and pay to transport it to their final destinations by barge according to customary practice in our market. Methanol and ammonia are also distributed to certain customers through pipelines connected directly to their facilities. However, in the future, our customers’ transportation needs and preferences may change and our customers may no longer be willing or able to transport purchased product from our facility or accept our product through their pipelines. In the event that our competitors are able to transport their products more efficiently or cost effectively than we do or work with our customers to develop direct pipelines to those customers, those customers may reduce or cease purchases of our products. If this were to occur, we could be forced to make a substantial investment in transportation capabilities to meet our customers’ delivery needs, and this would be expensive and time consuming. We may not be able to obtain transportation capabilities on a timely basis or at all, and our inability to provide transportation for products could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

We currently derive substantially all of our revenues from a limited number of customers, and the loss of any of these customers without replacement on comparable terms would affect our results of operations, financial condition and ability to make cash distributions.
We derive, and believe that we will continue to derive, substantially all of our revenues from a limited number of customers. For the year ended December 31, 2017, Methanex and Southern Chemical Distribution, L.L.C. accounted for approximately 40% and 14%, respectively, of our total revenues. Our customers, at any time, may decide to purchase fewer metric tons of methanol or ammonia from us. If our customers decide to purchase fewer metric tons of methanol or ammonia or at lower prices, and we are unable to find replacement counterparties on terms as favorable as our current arrangements, our results of operations, financial condition and ability to make cash distributions may be materially adversely affected.
We compete with certain of our customers which may result in conflicts of interest between us and those customers.
In 2017, we competed, and we have historically competed with certain of our customers, including Methanex, Koch and Southern Chemical Distribution, L.L.C. As competitors, our customers may take actions that would not be in our best interest. These customers may determine that it is strategically advantageous for them to reduce purchases of our product. In addition, they may sell our product to our other customers in an effort to reduce our market share. Any of these actions by our customers could have an adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
The implementation of the EPA regulations and/or the passage of federal or state climate change legislation will likely result in increased costs to (i) operate and maintain our facility, (ii) install new emission controls on our facility and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Further, in December 2015, over 190 countries, including the United States, reached an agreement on the Paris Accord to reduce global greenhouse gas emissions. The Paris Accord entered into force in November 2016. The United States is one of over 70 countries that has ratified or otherwise indicated its intent to be bound by the agreement. To the extent the United States implements the Paris Accord in addition to the GHG regulations, it could have an adverse impact on our operations. However, on June 1, 2017, President Trump announced that the United States will withdraw from the Paris Accord and seek negotiations either to reenter the Paris Accord on different terms or to establish a new framework agreement. The Paris Accord provides for a four-year exit process, which would result in an effective exit date of November 2020. The United States' adherence to the exit process and/or the terms on which the United States may reenter the Paris Accord or a separately negotiated agreement are unclear at this time.
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
Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. As of March 5, 2018, our current debt service requirements on an annualized basis are approximately $24 million per year of interest and principal payments on our Term Loan B Credit Facility, approximately $75,000 per year of interest and commitment fees on our Revolving Credit Facility, approximately $203,000 per year of interest and commitment fees on our Revolving Credit Facility—Related Party, and approximately $18 million per year of interest on our Term Loan Facility—Related Party. Assuming our New Term Loan closes with an expected pricing of LIBOR plus 425 basis points, we would incur approximately $33 million per year of interest and principal payments on our New Term Loan based on the LIBOR as of March 5, 2018. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash to fund our working capital requirements, capital expenditures, debt service requirements and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay the principal of or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, we cannot assure you that any such alternatives would be feasible or prove adequate.

Restrictions in the agreements governing our current and future indebtedness contain or likely will contain significant limitations on our business operations, including our ability to pay distributions and other payments.
As of December 31, 2017, we had $447.8 million of debt outstanding, excluding an unamortized debt discount of approximately $3.9 million. We and OCIB may incur significant additional indebtedness in the future. Our ability to pay distributions to our unitholders will be subject to covenant restrictions under the agreements governing our indebtedness. We expect that our ability to make distributions to our unitholders will depend, in part, on our ability to satisfy applicable covenants as well as the absence of a default or event of default under the agreements governing our indebtedness. If we were unable to comply with any such covenant restrictions in any quarter, our ability to pay distributions to unitholders would be curtailed. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
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
Our ability to finance our business and operations, and ultimately to pay distributions to our unitholders, is dependent on our access to adequate sources of liquidity. Our ability to borrow under our existing third-party credit facilities is subject to covenant restrictions under the agreements governing those facilities. Our ability to borrow under our intercompany credit facilities with OCI is dependent on OCI’s ability and willingness to loan money to us under those facilities. To the extent that OCI faces liquidity, capital, credit or other constraints at the time we initiate borrowings under our intercompany credit facilities, we may be unable to draw the full amount otherwise available to us under those facilities. If for any of these or other reasons our ability to borrow additional funds under our third-party or intercompany credit facilities is limited or restricted, our ability to finance our business and operations and to pay distributions to unitholders could be adversely affected. For a further discussion of our liquidity and capital resources, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facilities.”
We may not be able to consummate our New Term Loan or New Revolving Credit Facility at the expected terms, or at all.

We have priced our proposed $455 million New Term Loan and proposed $40 million New Revolving Credit Facility. However, the commitments in respect of the New Term Loan and New Revolving Credit Facility and the terms and conditions thereof (including the applicable interest rates) remain subject to the execution of definitive documentation with respect to the New Term Loan and New Revolving Credit Facility. The closing of the New Term Loan and New Revolving Credit Facility is expected to occur in March 2018 and is subject to customary closing conditions. In the event that we are unable to consummate our New Term Loan or New Revolving Credit Facility at the expected terms, or at all, then our ability to repay our Term Loan B Credit Facility and outstanding intercompany loans from OCI would be adversely affected, which could have an adverse effect on our business and operations.

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
As a publicly traded partnership, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules implemented by the SEC and the Financial Industry Regulatory Authority. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, particularly after we are no longer an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the board of directors of our general partner or as executive officers.
In connection with the filing of the Annual Report on Form 10-K for the year ended 2018, we will no longer be an emerging growth company under the JOBS Act. After we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies, including Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our results of operations and financial condition may be materially adversely affected. In order to comply with the requirements of Section 404 of Sarbanes-Oxley, we will need to implement new financial systems and procedures. We cannot assure you that we will be able to implement appropriate procedures on a timely basis. Failure to implement such procedures could have an adverse effect on our ability to satisfy applicable obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Sarbanes-Oxley.
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
OCI indirectly owns a non-economic general partner interest and, together with its affiliates, currently owns an approximately 89.26% limited partner interest in us as of December 31, 2017 and indirectly owns and controls our general partner. Additionally, OCI USA, an indirect wholly-owned subsidiary of OCI, is the lender under the Term Loan Facility—Related Party, under which we had $200.0 million outstanding as of December 31, 2017. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, OCI. Conflicts of interest may arise between OCI and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including OCI, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders. For example, Natgasoline, in which OCI indirectly owns a 50% interest, is constructing a methanol plant adjacent to our facility in Beaumont, Texas, and has stated that it expects to commence operations in the second quarter of 2018. This facility will compete directly or indirectly with our facility to one degree or another, and OCI has no obligation to offer, and we have no right to acquire, any interest in this facility. OCI may also acquire or construct additional facilities in the future that may compete with us.
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
If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. If our general partner and its affiliates reduce their ownership percentage to below 70% of the outstanding common units, then concurrently with such reduction in percentage ownership, the ownership threshold to exercise the limited call right will be permanently reduced to 80%. As of March 5, 2018, approximately 88.25% of our common units are owned by OCIP Holding, LLC, an indirect, wholly-owned subsidiary of OCI USA, an indirect, wholly-owned subsidiary of OCI that owns and controls our general partner, and approximately 1% of our common units are owned by Nassef Sawiris, one of our directors and the chief executive officer of OCI. As a result, as of March 5, 2018, our general partner and its affiliates own approximately 89.26% of our outstanding common units. Due to the acquisition of 7,276,549 units on December 26, 2017 by OCIP Holding, LLC, our general partner and its affiliates would need to acquire 644,478 units to meet the 90% threshold. If our general partner exercises its call right, you may be required to sell your common units at an undesirable time or at a price that is less than the market price on the date of purchase and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and then exercising its limited call right. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right.
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
Our unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding units voting together as a single class is required to remove our general partner. As of March 5, 2018, our general partner and its affiliates own 89.26% of the common units issued and outstanding.
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
As of December 31, 2017, OCIP Holding, an indirect, wholly-owned subsidiary of OCI, owns 76,774,139 common units, representing approximately 88.25% of our outstanding common units. We have agreed to provide OCIP Holding with certain registration rights under applicable securities laws. The sale of these common units in the public or private markets could have an adverse impact on the market for our common units and the price at which they trade.
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
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gain, loss, deduction or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Therefore, if we were treated as a corporation for U.S. federal income tax purposes, or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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
Pursuant to final Treasury Regulations issued by the IRS and the U.S. Department of the Treasury, income derived from the production and marketing of methanol does not constitute “qualifying income” following the expiration of a ten-year transition period.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units began trading on the NYSE under the symbol “OCIP” on October 4, 2013. On February 26, 2018, the closing price for our common units was $9.15 per unit. The number of unitholders of record as of February 26, 2018 was 3. Based upon the securities position listings maintained for our common units by registered clearing agencies, we estimate the number of beneficial owners is 64. As of March 5, 2018, there were 86,997,590 common units outstanding.
The following table sets forth the range of high and low closing prices for our common units as reported by the NYSE:

Year Ended December 31, 2017	High	Low
Fourth Quarter, ended December 31, 2017	$8.05	$6.95
Third Quarter, ended September 30, 2017	$9.00	$7.95
Second Quarter, ended June 30, 2017	$10.20	$7.40
First Quarter, ended March 31, 2017	$10.20	$8.45

Year Ended December 31, 2016	High	Low
Fourth Quarter, ended December 31, 2016	$8.40	$4.95
Third Quarter, ended September 30, 2016	$8.03	$5.71
Second Quarter, ended June 30, 2016	$8.10	$6.25
First Quarter, ended March 31, 2016	$7.76	$6.13
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

The following table provides a reconciliation of EBITDA and cash available for distribution to net income, the most directly comparable GAAP financial measure, for the period indicated:

Three Months Ended December 31, 2017
(in millions)
Reconciliation of Net income to EBITDA
Net income	12.7
Adjustments:
Add:
Interest expense	5.8
Interest expense—related party	4.3
Income tax expense	0.2
Depreciation expense	15.3
EBITDA	38.3
Reconciliation of EBITDA to Cash available for distribution
EBITDA	38.3
Adjustments:
Add:
Loss on disposition of fixed assets	1.9
Less:
Debt service (1)	10.6
Maintenance capital expenditures
Capital expenditures	0.4
Reserves for future turnarounds	1.5
Reserves for future operating or capital needs	4.0
Taxes	0.2
Rounding for distributions	—
Cash available for distribution	23.5
Actual cash distributions declared	23.5

(1)
Debt service is defined as (i) cash interest paid on long-term debt and revolving credit facilities, plus (ii) mandatory quarterly repayments on the Term Loan B Credit Facility, plus (iii) a 0.5% commitment fee on the unused portion of the $40.0 million Revolving Credit Facility—Related Party, plus (iv) a 1.4% commitment fee on the unused portion of the $35.0 million Revolving Credit Facility, plus (v) any up-front fees, transactions costs, etc. related to indebtedness. Debt service excludes amortization of deferred financing costs.

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

A summary of cash distributions paid to unitholders during the years ended December 31, 2017, 2016 and 2015 and has been included in note 13 — “Distributions” to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report.

The terms of our Term B Credit Facility provide that distributions from us and OCIB are permitted so long as (1) no event of default shall have occurred and be continuing and (2) OCIB has been in compliance with the terms of the Term B Credit Facility, including its financial covenants on a pro forma basis for the most recently completed four fiscal quarters as of the date of such distribution. As of December 31, 2017, we are in compliance with all of these covenants. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
Long-Term Incentive Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under our long-term incentive plan (“LTIP”).
Issuer Purchases of Equity Securities
We did not repurchase any of our common units during the year ended December 31, 2017, and we do not have any announced or existing plans to repurchase any of our common units.

ITEM 6.    SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected financial information presented below under the caption “Statements of Operations Data” for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013 and the selected financial information presented below under the caption “Balance Sheet Data” as of December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this report. The data below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The data below is in thousands, except for per unit data and product pricing.

	Years Ended December 31,
	2017	2016	2015	2014	2013
STATEMENTS OF OPERATIONS DATA
Revenues	$324,883	$247,234	$298,690	$402,780	$427,964
Revenues—related party	18,442	10,995	10,753	—	—
Total revenue	343,325	258,229	309,443	402,780	427,964

Cost of goods sold (exclusive of depreciation)	181,466	162,810	149,463	205,529	188,630
Cost of goods sold (exclusive of depreciation)—related party	17,384	16,259	16,353	13,266	2,324
Total cost of goods sold (exclusive of depreciation)	198,850	179,069	165,816	218,795	190,954

Selling, general and administrative	12,322	15,856	16,906	17,928	18,088
Selling, general and administrative—related party	3,476	4,160	4,326	4,428	8,686
Total selling, general and administrative expenses	15,798	20,016	21,232	22,356	26,774

Depreciation expense	61,045	61,441	49,663	23,105	22,229
Income (loss) from operations before interest expense, other income and income tax expense	67,632	(2,297)	72,732	138,524	188,007
Interest expense	22,857	45,096	20,018	18,250	16,684
Interest expense—related party	17,339	1,777	203	203	14,038
Loss on extinguishment of debt	—	—	—	—	6,689
Other income (expense)	(2,082)	(577)	123	941	5,154
Income (loss) from operations before tax expense	25,354	(49,747)	52,634	121,012	155,750
Income tax expense	875	806	613	1,564	1,399
Net income (loss)	$24,479	$(50,553)	$52,021	$119,448	$154,351
Net income subsequent to initial public offering (October 9, 2013 through December 31, 2013)					$47,380
Net income (loss) per common unit—Basic and Diluted(1)	$0.28	$(0.58)	$0.61	$1.48	$0.59
Weighted-average units used to compute net income (loss) per common unit:
Basic and Diluted	86,997,590	86,997,590	85,970,912	80,918,531	79,656,250

	Years Ended December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA
Cash and cash equivalents	$16,275	$8,080	$13,238	$71,810	$182,977
Total assets	624,104	663,742	733,610	664,317	604,380
Total liabilities	483,783	510,491	496,747	476,253	453,009
Total partners’ capital/member’s equity	140,321	153,251	236,863	188,064	151,371
OTHER FINANCIAL DATA
EBITDA(2)	$126,595	$58,567	$122,518	$162,570	$215,390
Capital expenditures for property, plant and equipment	2,128	6,785	233,540	152,160	52,634
Total debt (excluding accrued interest)	443,885	465,228	450,193	381,557	394,876
KEY OPERATING DATA
Products sold (thousand tons):
Ammonia	318.9	325.1	234.2	252.2	259.2
Methanol—procured	10.9	—	—	—	3.6
Methanol—produced	810.9	818.7	644.8	614.2	652.0
Products pricing (average dollars per ton):
Ammonia	$240	$258	$425	$503	$525
Methanol—procured	$317	$—	$—	$—	$447
Methanol—produced	$325	$213	$325	$449	$444
Production (thousand tons):
Ammonia	312.4	331.5	234.7	259.2	259.8
Methanol	822.0	823.0	652.3	617.0	642.8
Days in Operations:
Ammonia	335	358	269	338	344
Methanol	331	340	272	320	336
Capacity Utilization Rate(3):
Ammonia	94%	100%	89%	98%	98%
Methanol	90%	90%	94%	85%	88%
Price of Natural Gas(4):	$3.13	$2.57	$2.73	$4.52	$3.78
_____________________________________

(1)
The 2013 amounts represent basic and diluted earnings per unit for the period from October 9, 2013 (the closing of our initial public offering) through December 31, 2013. Please see note 1— “Description of Business” in the notes to consolidated financial statements included in this report for additional information.

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
The table below reconciles EBITDA to net income (loss) for the periods ended December 31, 2017, 2016, 2015, 2014 and 2013 (dollars in thousands).

	Years Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss)	$24,479	$(50,553)	$52,021	$119,448	$154,351
Add:
Interest expense	22,857	45,096	20,018	18,250	16,684
Interest expense—related party	17,339	1,777	203	203	14,038
Depreciation expense	61,045	61,441	49,663	23,105	22,229
Income tax expense	875	806	613	1,564	1,399
Loss on extinguishment of debt	—	—	—	—	6,689
EBITDA	$126,595	$58,567	$122,518	$162,570	$215,390

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
Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately 42% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, and also paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Energy-related applications consume approximately 29% of methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of DME, MTBE, particularly in China. Methanol blending in gasoline is currently not permitted in the United States. MTO consumes the remaining 29% of global methanol demand as the MTO segment in China has grown by approximately 44% from 2016 to 2017, causing China to become increasingly reliant on imported methanol. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.
On December 6, 2016, OCIP received a proposal from OCI pursuant to which OCI would acquire the publicly held common units not already directly or indirectly owned by OCI in exchange for OCI shares at an exchange ratio of 0.5200 OCI shares for each common unit. On April 14, 2017, after negotiations with the conflicts committee of the board of directors of our general partner regarding the Proposed Transaction reached an impasse, OCI informed representatives of the conflicts committee that no acceptable definitive agreement regarding the Proposed Transaction could be reached and terminated negotiations with the conflicts committee regarding the Proposed Transaction.
On February 20, 2018, we announced that we had priced a proposed $455 million term loan B facility and proposed $40 million revolving credit facility. The proposed New Term Loan is expected to mature in 2025, and is expected to be priced at the LIBOR plus 425 basis points. We intend to use the expected net proceeds of the New Term Loan to repay in full our Term Loan B Credit Facility and to repay in full outstanding intercompany loans from OCI. The commitments in respect of the New Term Loan and New Revolving Credit Facility and the terms and conditions thereof (including the applicable interest rates) remain subject to the execution of definitive documentation with respect to the New Term Loan and New Revolving Credit Facility. The closing of the New Term Loan and New Revolving Credit Facility is expected to occur in March 2018 and is subject to customary closing conditions. Assuming our New Term Loan closes with an expected pricing of LIBOR plus 425 basis points, we expect a reduction of approximately $10 million per year of interest and principal payments on our New Term Loan based on the LIBOR as of March 5, 2018.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION
Our historical results of operations for periods prior to the completion of our debottlenecking project are not comparable with our results of operations for the year ended December 31, 2017 or in the future for the reason discussed below.
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
Methanol. The primary use of methanol is to make other chemicals, with approximately 42% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting.
Energy-related applications consume approximately 29% of global methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of DME and MTBE, particularly in China. Methanol blending in gasoline is currently not permitted in the United States, but outside of the United States, methanol is used as a direct fuel for automobile engines, as a fuel blended with gasoline and as an octane booster in reformulated gasoline. MTO consumes the remaining 29% of global methanol demand as the MTO segment in China has grown by approximately 44% from 2016 to 2017, causing China to become increasingly reliant on imported methanol.
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

The methanol industry experienced a wave of global plant closures between 1998-2007 due to high natural gas prices as well as generally weaker demand for chemicals. During this period, numerous U.S. methanol facilities were shut down or relocated to other countries, resulting in the inability of current U.S. production capacity to meet current U.S. methanol demand. However, a long period of low natural gas prices in the United States has made it economical for companies to upgrade existing plants and initiate construction of new methanol and nitrogen projects. For example, Methanex and the Celanese-Mitsui joint venture have brought their new methanol facilities online in the last three years and Natgasoline, in which OCI indirectly owns a 50% interest, is currently in the construction phase on its 1.8 million metric ton methanol facility in Beaumont, Texas, and has stated that it expects to commence operations in the second quarter of 2018. In addition, Yuhuang Chemical and several other developers have announced plans to construct methanol plants in the U.S. Gulf Coast region over the next few years, which, if constructed, would increase overall U.S. production capacity and the availability of methanol supply to our customers from competing sources. However, over the past few years, several methanol projects have been canceled or delayed as a result of higher capital expenditure estimates than originally anticipated, among other reasons. Nevertheless, it is expected that the U.S. will become self-sufficient in the next few years, eventually becoming a net exporter.
Ammonia. The fertilizer industry is the major end-user of ammonia, with approximately 77% used for the production of various fertilizers and approximately 3% used for direct application into the ground. Ammonia is also used to produce various industrial products including blasting/mining compounds (ammonium nitrate); fibers and plastics (acrylonitrile, caprolactam and other nylon intermediates, isocyanates and other urethane intermediates, amino resins); and NOx emission reducing agents (ammonia, urea) among others, which represents approximately 21% of the remaining global consumption of ammonia.
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
The ammonia industry experienced a wave of global plant closures during 1998-2007 due to high natural gas prices. During this period, numerous U.S. ammonia facilities were shut down or relocated to other countries, resulting in the inability of current U.S. production capacity to meet current U.S. ammonia demand, which ultimately led to higher imports into the United States of ammonia and nitrogen fertilizers. More recently, the development of low-cost shale natural gas reserves in the United States has reduced the price of natural gas and has made it economical for companies to upgrade existing ammonia and nitrogen fertilizer plants and initiate construction of new ammonia and nitrogen projects. There have been significant capacity additions in the U.S. Gulf Coast region; including CF Industries' Donaldsonville plant and Dyno Nobel's ammonia plant in Louisiana. In addition, BASF/Yara have announced that they expect to commission an ammonia plant in Freeport, Texas in 2018. However, over the past few years, several ammonia projects have been canceled or delayed as a result of higher capital expenditure estimates than originally anticipated, among other reasons; therefore, we expect the U.S. will remain a net importer of ammonia.

Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2017. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock, which approached seventeen-year lows at the beginning of 2016. In recent years, increased natural gas production from shale formations in the United States has increased domestic supplies of natural gas, resulting in a relatively low natural gas price environment. As a result, the competitive position of U.S. methanol and ammonia producers has been positively impacted relative to the competitive position of methanol and ammonia producers outside of the United States where the natural gas price environment is generally higher.
For the year ended December 31, 2017, natural gas feedstock costs represented approximately 59% of our total cost of goods sold (exclusive of depreciation), as compared to 55% during the year ended December 31, 2016. Set forth below is a table showing amount paid for natural gas, the quantity purchased and the average cost per MMBtu, for the periods presented.

	Amount spent on Natural Gas	Quantity Purchased	Average Cost per MMBtu
	(in millions)	(in MMBtu)	$/MMBtu
Year-ended December 31,
2017	$116.4	37,238,062	$3.13
2016	$97.6	37,921,992	$2.57
2015	$81.7	29,959,223	$2.73
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. Our facility is connected to natural gas pipelines owned by Kinder Morgan, Houston Pipe Line Company, Florida Gas Transmission and DCP Midstream Partners, LP. We are currently receiving our natural gas from Kinder Morgan and Houston Pipe Line Company though our direct pipeline connections with those companies, and from Enterprise Products through our direct pipeline connection with Florida Gas Transmission. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.
According to the Short-Term Energy Outlook published by the Energy Information Administration (the “EIA”) in February 2018, the Henry Hub natural gas spot price is expected to average $3.20 MMBtu during 2018 and $3.08 MMBtu in 2019. The EIA projects that U.S. total natural gas consumption will decrease by approximately 4% in 2018 and increase by approximately 2% in 2019. In 2019, the electric power and industrial sectors are the main drivers of consumption growth. During the same time period, U.S. natural gas production is expected to increase by approximately 9% in 2018 and 3% in 2019. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.
Product Sales Contracts
We currently are party to methanol sales contracts with several customers, including but not limited to Methanex and Southern Chemical Distribution, L.L.C. One of our customers is obligated to use best efforts to purchase a certain quantity of methanol from us each year, but generally our customers may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical), and our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility. For the year ended December 31, 2017, methanol sales contracts with Methanex and Southern Chemical Distribution, L.L.C accounted for approximately 40% and 14%, respectively, of our total revenues.

We are party to ammonia sales contracts with several customers, including but not limited to Interoceanic Corporation (“IOC”) and Lucite. Our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge, pipeline, and our ammonia truck loading facility. For the year ended December 31, 2017, ammonia sales contracts with IOC accounted for approximately 8% of our total revenues.
During the year ended December 31, 2017, we delivered approximately 57% of our total sales by barge or vessel, 39% of our total sales by pipeline, and approximately 4% of our total sales through our methanol and ammonia truck loading facilities.
Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is 907 metric tons per day for our ammonia production unit and 2,500 metric tons per day for our methanol production unit. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. As of December 31, 2017, we estimate for each day of unplanned downtime our lost opportunity cost to be approximately $500,000 to $600,000, per day. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four to five weeks for our methanol production unit and approximately three to four weeks for our ammonia production unit and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations and to maintain or improve reliability. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in 2019.
Potential Impact of Final IRS Regulations Regarding Qualifying Income
In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be “qualifying income” under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). If less than 90% of our gross income is qualifying income in any tax year, then we would be treated as a corporation for U.S. federal income tax purposes for such tax year and all subsequent tax years.
Prior to our initial public offering, we requested and received a favorable private letter ruling from the IRS to the effect that the income derived from processing and marketing gasoline, liquefied petroleum gas, methanol and synthesis gas produced through the processing of natural gas would constitute qualifying income.
On January 24, 2017, the IRS and the U.S. Department of the Treasury published final Treasury Regulations promulgated under the Code that provide guidance regarding whether income earned from certain activities will constitute qualifying income. Pursuant to these final Treasury Regulations, income earned from the production and marketing of methanol and synthesis gas does not constitute qualifying income. These Treasury Regulations apply to taxable years beginning on or after January 19, 2017. We may continue to rely on our private letter ruling from the IRS and treat income we earn from the production and marketing of methanol and synthesis gas as qualifying income during a ten-year transition period ending on the last day of our taxable year ending on or after January 19, 2027, which we generally expect to be December 31, 2027. This should allow us to maintain our treatment as a partnership for U.S. federal income tax purposes and to continue to execute our business strategy during the ten-year transition period.

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
Capacity Utilization
During the year ended December 31, 2017, our ammonia and methanol production units were in operation for 335 days and 331 days, respectively, as compared to 358 days and 340 days, respectively, during the year ended December 31, 2016. During the year ended December 31, 2017, our ammonia and methanol production units were shut down for 30 days and 34 days, respectively, due to, among other things, a natural gas supply control issue, leaks in the Transfer Line Heat Exchangers (“TLX”), and Hurricane Harvey. During the year ended December 31, 2016, our ammonia and methanol production units were shut down for 8 days and 26 days, respectively, due to an underground cooling water line leakage, repairs to our methanol reformer, an electrical power outage caused by our electrical power provider and repairs to our steam turbine of the syngas compressor.
We produced approximately 312,432 metric tons of ammonia and approximately 822,016 metric tons of methanol during the year ended December 31, 2017, representing capacity utilization rates of 94% and 90% for the ammonia and methanol production units, respectively, as compared to production of approximately 331,500 metric tons of ammonia and 823,000 metric tons of methanol during the year ended December 31, 2016, representing capacity utilization rates of 100% and 90% for the ammonia and methanol production units, respectively.
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

RESULTS OF OPERATIONS
Comparison of the Results of Operations for the Years Ended December 31, 2017 and 2016:
Revenues

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Total revenues	$343,325	$258,229

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	318.9	$76,546	325.1	$83,978
Methanol—Procured	10.9	3,438	—	—
Methanol—Produced	810.9	263,326	818.7	174,236
Other	—	15	—	15
Total	1,140.7	$343,325	1,143.8	$258,229
Our total revenues were approximately $343 million for the year ended December 31, 2017 compared to approximately $258 million for the year ended December 31, 2016. Our methanol revenues were approximately $267 million for the year ended December 31, 2017 compared to approximately $174 million for the year ended December 31, 2016, which is a 53% increase. The increase in methanol revenues is due to an increase in the average sales price per metric ton of methanol. Our ammonia revenues were approximately $77 million for the year ended December 31, 2017 compared to approximately $84 million for the year ended December 31, 2016, representing a 9% decrease. The decrease in ammonia revenues is due to a decrease in the average sales price per metric ton of ammonia, and lower ammonia sales volumes for the year ended December 31, 2017 compared to the year ended December 31, 2016.
We sold approximately 810,878 metric tons of produced methanol and approximately 10,857 metric tons of procured methanol during the year ended December 31, 2017 compared to approximately 818,700 metric tons of methanol during the year ended December 31, 2016. The average sales prices per metric ton of methanol sold during the year ended December 31, 2017 was $325 per metric ton compared to $213 per metric ton for the year ended December 31, 2016, representing an increase of 53%. During 2017, global supply disruptions caused by plant outages and production issues coupled with increases in global demand resulted in an increase in our average methanol sales price. Sales of methanol comprised approximately 78% of our total revenues for the year ended December 31, 2017 compared to 67% of our total revenues for the year ended December 31, 2016.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Methanol Sales Prices
	2017	2016	2015
For the Three-Months Ended:
March 31	$353	$189	$366
June 30	$331	$192	$362
September 30	$299	$214	$330
December 31	$319	$257	$282

We sold approximately 318,889 metric tons of ammonia during the year ended December 31, 2017 compared to approximately 325,100 metric tons of ammonia during the year ended December 31, 2016, which represents a decrease of 2%. The average sales prices per metric ton of ammonia sold during the year ended December 31, 2017 was $240 per metric ton compared to $258 per metric ton for the year ended December 31, 2016, which represents a decrease of 7%. The price decrease is attributed to global supply and demand variations. Sales of ammonia comprised approximately 22% of our total revenues for the year ended December 31, 2017 compared to 33% of our total revenues for the year ended December 31, 2016.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Ammonia Sales Prices
	2017	2016	2015
For the Three-Months Ended:
March 31	$247	$295	$509
June 30	$291	$301	$447
September 30	$185	$235	$418
December 31	$246	$199	$378
Cost of Sales (exclusive of depreciation)

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$116,423	58.5%	$97,616	54.5%
Hydrogen	21,592	10.9%	22,061	12.3%
Nitrogen	7,403	3.7%	10,194	5.7%
Maintenance	16,001	8.0%	17,520	9.8%
Labor	16,273	8.2%	16,064	9.0%
Other	21,158	10.7%	15,614	8.7%
Total	$198,850	100.0%	$179,069	100.0%
Cost of goods sold (exclusive of depreciation) was approximately $199 million and 58% of revenue for the year ended December 31, 2017 compared to cost of goods sold (exclusive of depreciation) of approximately $179 million and 69% of revenues for the year ended December 31, 2016. This increase in cost of goods sold (exclusive of depreciation) for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in natural gas prices. Our purchase price for natural gas increased from an average of $2.57 per MMBtu for the year ended December 31, 2016 to an average of $3.13 per MMBtu for the year ended December 31, 2017, an increase of 22%. The increase in cost of goods sold (exclusive of depreciation) was partially offset by a decrease in nitrogen feedstock costs of $3 million, due to an amendment of our nitrogen supply contract as part of an ongoing cost savings program initiated by management during the fourth quarter of 2016.
Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous twelve fiscal quarters.

	Natural Gas Purchase Prices
	2017	2016	2015
For the Three-Months Ended:
March 31	$3.15	$2.13	$3.15
June 30	$3.32	$2.13	$2.87
September 30	$3.08	$2.88	$2.88
December 31	$3.00	$3.10	$2.32

The decrease in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was due to the increase in Total Revenue. Our Total Revenues increased by 33% during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to the increase in average methanol sales prices, outpacing the increases in natural gas costs.
Depreciation Expense
Depreciation expense was approximately $61 million for the year ended December 31, 2017 compared to approximately $61 million for the year ended December 31, 2016.
Selling, General and Administrative Expense
Selling, general and administrative expenses were approximately $12 million for the year ended December 31, 2017 compared to approximately $16 million for the year ended December 31, 2016, which represents a decrease of 22%. The decrease in selling, general and administrative expenses was primarily due to a decrease in our insurance expense and property taxes.
Our selling, general and administrative expenses—related party were approximately $3 million for the year ended December 31, 2017 compared to approximately $4 million for the year ended December 31, 2016.
Interest Expense
Interest expense was approximately $23 million for the year ended December 31, 2017 compared to $45 million for the year ended December 31, 2016. During the year ended December 31, 2017, interest expense was lower than the comparable period as a result of the $200.0 million principal prepayment made on November 30, 2016 in which OCIB utilized the funds borrowed under the Term Loan Facility—Related Party to prepay $200.0 million of Term B Loans under the Term B Loan Credit Facility.
Interest expense—related party was approximately $17 million for the year ended December 31, 2017 compared to $2 million for the year ended December 31, 2016. During the year ended December 31, 2017, interest expense—related party was higher than the prior year as the result of $200.0 million in borrowings on November 30, 2016 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.

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
Our total revenues were approximately $258 million for the year ended December 31, 2016 compared to approximately $309 million for the year ended December 31, 2015. Our methanol revenues were approximately $174 million for the year ended December 31, 2016 compared to approximately $210 million for the year ended December 31, 2015, which is a 17% decrease. The decrease in methanol revenues is due to a decrease in the average sales price per metric ton of methanol, partially offset by higher methanol sales volumes. Our ammonia revenues were approximately $84 million for the year ended December 31, 2016 compared to approximately $99 million for the year ended December 31, 2015, representing a 16% decrease. The decrease in ammonia revenues is due to a decrease in the average sales price per metric ton of ammonia, partially offset by higher ammonia sales volumes for the year ended December 31, 2016 compared to the year ended December 31, 2015.
We sold approximately 818,700 metric tons of methanol during the year ended December 31, 2016 compared to approximately 644,800 metric tons of methanol during the year ended December 31, 2015, which represents an increase of 27%. The increase in methanol sales volumes was due to the corresponding increase in methanol production volumes, due to the production capacity additions from the debottlenecking project. In addition, during the year ended December 31, 2015, our methanol production unit was shut down for 82 days in order to complete the debottlenecking project. The average sales prices per metric ton of methanol sold during the year ended December 31, 2016 was $213 per metric ton compared to $325 per metric ton for the year ended December 31, 2015, representing a decrease of 34%. During 2016, increases in global supply, from the commissioning of new methanol capacity additions in North America and increases in global production utilization rates, outpaced demand growth leading to a decline in our average methanol sales price. Sales of methanol comprised approximately 67% of our total revenues for the year ended December 31, 2016 compared to 68% of our total revenues for the year ended December 31, 2015.
Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous twelve fiscal quarters.

	Average Methanol Sales Prices
	2016	2015	2014
For the Three-Months Ended:
March 31	$189	$366	$529
June 30	$192	$362	$470
September 30	$214	$330	$394
December 31	$257	$282	$405

We sold approximately 325,100 metric tons of ammonia during the year ended December 31, 2016 compared to approximately 234,200 metric tons of ammonia during the year ended December 31, 2015, which represents an increase of 39%. The increase in ammonia sales volumes was due to the corresponding increase in ammonia production volumes, due to the production capacity additions from the debottlenecking project. In addition, during the year ended December 31, 2015, our ammonia production unit was shut down for 71 days in order to complete the debottlenecking project. The average sales prices per metric ton of ammonia sold during the year ended December 31, 2016 was $258 per metric ton compared to $425 per metric ton for the year ended December 31, 2015, which represents a decrease of 39%. The price decrease is attributed to global supply and demand variations. Prices have also been affected by additional nitrogen fertilizer production brought on line in North America during 2015 and 2016. Sales of ammonia comprised approximately 33% of our total revenues for the year ended December 31, 2016 compared to 32% of our total revenues for the year ended December 31, 2015.
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

Depreciation Expense
Depreciation expense was approximately $61 million for the year ended December 31, 2016 compared to approximately $50 million for the year ended December 31, 2015, which represents an increase of 24%. This increase was due to the assets placed in service during 2015 due to the completion of the debottlenecking project.
Selling, General and Administrative Expense
Selling, general and administrative expenses were approximately $16 million for the year ended December 31, 2016 compared to approximately $17 million for the year ended December 31, 2015, which represents a decrease of 6%. The decrease in selling, general and administrative expenses was primarily due to a decrease in our insurance expense and property taxes.
Our selling, general and administrative expenses—related party were approximately $4 million for the year ended December 31, 2016 compared to approximately $4 million for the year ended December 31, 2015.
Interest Expense
Interest expense was approximately $45 million for the year ended December 31, 2016 compared to $20 million for the year ended December 31, 2015. During the year ended December 31, 2016, interest expense was higher than the prior year as the result of amendments to our Term Loan B Credit Facility agreement and Revolving Credit Facility Agreement that resulted in higher interest rates. We capitalized $8.6 million of interest expense during the year ended December 31, 2016. No interest was capitalized during the year ended December 31, 2016. Capitalized interest costs are determined by applying a weighted average interest rate paid on borrowings to the average amount of accumulated capital expenditures in the period. This decrease in capitalized interest is due to the completion of the debottlenecking project.
Interest expense—related party was approximately $2 million for both the year ended December 31, 2016 compared to $203,000 for the year ended December 31, 2015. During the year ended December 31, 2016, interest expense—related party was higher than the prior year as the result of $200.0 million in borrowings on November 30, 2016 under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility.
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
Credit Facilities
Described below are the credit facilities under which OCIB had available borrowing capacity as of December 31, 2017. Please read “Risk Factors—Risks Related to Our Business—To the extent our ability to borrow under our existing credit facilities is limited or restricted, our liquidity may be insufficient to meet the operational and financial needs of our business”, Item 8—“Financial Statements and Supplementary Data”, and note 6 and note 14 to the consolidated financial statements included in this report for additional information relating to OCIB’s credit facilities.

Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as supplemented by a credit agreement joinder, dated as of October 18, 2013, under which the Partnership became a party to such credit facility as a guarantor, and as subsequently amended through and in effect as of December 31, 2017, the “Term Loan B Credit Facility”) with a syndicate of institutional lenders and investors and Bank of America, N.A., as administrative agent. As of December 31, 2017, the principal outstanding under the Term Loan B Credit Facility was $231.8 million. Interest on the Term Loan B Credit Facility accrues, at OCIB's option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate (as each such term is defined in the Term Loan B Credit Facility), plus 5.75%.
Although we do not have any additional committed capacity from identified lenders or investors, as of December 31, 2017, we had capacity to incur another $50 million under the Term Loan B Credit Facility in the form of an additional incremental facility, subject to receiving commitments from lenders to provide such an additional amount. Furthermore, the Term Loan B Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 6 to the consolidated financial statements for a complete description). As a result of such covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Term Loan B Credit Facility, OCIB’s obligations under the Term Loan B Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.
Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as subsequently amended through and in effect as of December 31, 2017, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40 million (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined below)), including a $20 million sublimit for letters of credit. The aggregate borrowing capacity of the Revolving Credit Facility was reduced by $2.5 million on the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2017, leaving an aggregate borrowing capacity of $32.5 million as of December 31, 2017. The Revolving Credit Facility has a one-year term that expires on March 31, 2018 and may be extended for additional one-year periods subject to the consent of the lenders. As of December 31, 2017, outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75%. OCIB pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility.
As of December 31, 2017, we had $16.5 million in additional committed capacity under the Revolving Credit Facility. The Revolving Credit Facility contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 6 to the consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Revolving Credit Facility, OCIB’s obligations under the Revolving Credit Facility may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions. As of December 31, 2017, OCIB had $16 million outstanding under the Revolving Credit Facility.
Revolving Credit Facility—Related Party
Our intercompany revolving credit facility with OCI USA (the “Revolving Credit Facility—Related Party”) has a borrowing capacity of $40 million and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility to $40 million minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (as such rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility and the Revolving Credit Facility. As of December 31, 2017, OCIB had no amounts outstanding under the Revolving Credit Facility—Related Party.

Term Loan Facility—Related Party
Our intercompany term loan facility with OCI USA (the “Term Loan Facility—Related Party”) has a borrowing capacity of $200 million and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to the Term B Loans under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B Loans (as such rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200 million under the Term Loan Facility—Related Party to prepay a portion of the Term Loan B Credit Facility. As of December 31, 2017, OCIB had $200 million outstanding under the Term Loan Facility—Related Party.
Proposed Refinancing Transactions
On February 20, 2018, we announced that we had priced a proposed $455 million term loan B facility (the “New Term Loan”) and proposed $40 million revolving credit facility (the “New Revolving Credit Facility”). The proposed New Term Loan is expected to mature in 2025, and is expected to be priced at the London Interbank Offered Rate (“LIBOR”) plus 425 basis points. We intend to use the expected net proceeds of the New Term Loan to repay in full our Term Loan B Credit Facility and to repay in full outstanding intercompany loans from OCI. The commitments in respect of the New Term Loan and New Revolving Credit Facility and the terms and conditions thereof (including the applicable interest rates) remain subject to the execution of definitive documentation with respect to the New Term Loan and New Revolving Credit Facility. The closing of the New Term Loan and New Revolving Credit Facility is expected to occur in March 2018 and is subject to customary closing conditions.
Debt Ratings
On July 27, 2017, Standard & Poor's Global Ratings raised our corporate credit rating to “B-” from “CCC+”, raised its rating on the Term Loan B Credit Facility to “B+” from “B” and revised its outlook to stable from positive.
On February 13, 2018, Moody's Investors Service raised our corporate credit rating to “B1” from “B2”. On February 15, 2018, Standard & Poor's Global Ratings affirmed our corporate credit rating of “B-” and revised its outlook to positive from stable.
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
For the year ended December 31, 2017 and 2016, we incurred approximately $1 million and $8 million, respectively, in maintenance capital expenditures related to our capital spares project and other budgeted maintenance capital projects. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four to five weeks for our methanol production facility and approximately three to four weeks for our ammonia production facility and cost approximately $24 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations. We will capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect the next turnaround to occur in 2019.
We did not have any expansion capital expenditures during the years ended December 31, 2017 and 2016.
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
Working capital at December 31, 2017 was a surplus of $8 million, consisting of $65 million in total current assets and $57 million in total current liabilities. Working capital at December 31, 2016 was a deficit of $40 million, consisting of $42 million in total current assets and $82 million in total current liabilities. The reduction in the working capital deficit was primarily due to the use of operating cash flows to reduce our short-term indebtedness.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our consolidated statements of cash flows:

	For the Year Ended December 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$71,572	$31,612
Investing activities	(2,101)	(6,761)
Financing activities	(61,276)	(30,009)
Net increase (decrease) in cash and cash equivalents	$8,195	$(5,158)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2017 was $72 million. We had net income of $24 million for the year ended December 31, 2017. During this period, we recorded depreciation expense of $61 million and amortization of debt issuance costs of $2 million. Accounts receivable, which is approximately equal to one month of revenue, increased by $10 million during the year ended December 31, 2017. The increase in accounts receivable is due to an increase in realized methanol and ammonia sales prices in December 2017 as compared to December 2016. Third party sales increased to $33 million in December 2017 as compared to $22 million in December 2016. Accounts receivable—related party increased by $5 million due to sales to OCI Fertilizer Trade & Supply B.V. Inventories decreased by $2 million due to high sales volumes during December 2017 which caused a decrease in end of year methanol and ammonia inventory volumes. Accounts payable decreased by $5 million due to the use of operating cash flows to reduce our accounts payable balances.
Net cash provided by operating activities for the year ended December 31, 2016 was $32 million. We had a net loss of $51 million for the year ended December 31, 2016. During this period, we recorded depreciation expense of $61 million and amortization of debt issuance costs of $12 million. Accounts receivable, which is approximately equal to one month of revenue, decreased by $6 million during the year ended December 31, 2016. The decrease in accounts receivable is due to a decrease in the realized methanol and ammonia sales prices in December 2016 as compared to December 2015. Third party sales decreased to $22 million in December 2016 as compared to $29 million in December 2015. Accounts receivable—related party decreased by $4 million due to the expiration of our agreement with OCI Fertilizer Trade & Supply B.V. which expired in February 2016. Inventories increased by $2 million due to an increase in raw materials costs and an increase in end of year ammonia inventory volumes. Other non-current assets, other current assets and prepaid expenses decreased by $2 million due to a decrease in insurance policy premiums and the timing of the receipt and payment of our industrial property tax invoice. Other payables, accruals and current liabilities (excluding non-cash accruals of property, plant and equipment) decreased by $5 million due to the reduction of financed insurance policies premiums and the payment of a long-term incentive bonus paid to all non-executive employees in January 2016. Please read note 9 – “Retention Bonus Plan” to the consolidated financial statements included in this report for additional information. Accrued interest—related party increased by $2 million due to the $200 million of borrowing under the Term Loan Facility—Related Party that occurred on November 30, 2016. Please read note 6—“Debt” to the consolidated financial statements included in this report for additional information.

Investing Activities
Net cash used in investing activities was approximately $2 million and $7 million, respectively, for the years ended December 31, 2017 and 2016.
Financing Activities
Net cash used in financing activities was approximately $61 million for the year ended December 31, 2017. During the year ended December 31, 2017, we received $103 million in proceeds from the Revolving Credit Facility and subsequently repaid $87 million, leaving $16 million outstanding under the Revolving Credit Facility as of December 31, 2017. We received $5 million in proceeds from the Revolving Credit Facility—Related Party and subsequently repaid $40 million, leaving no amounts outstanding under the Revolving Credit Facility—Related Party as of December 31, 2017. We repaid borrowings of $4 million on the Term Loan B Credit Facility and paid cash distributions to unitholders of $37 million in the year ended December 31, 2017.
Net cash used in financing activities was approximately $30 million for the year ended December 31, 2016. During the year ended December 31, 2016, we received $70 million in proceeds from the Revolving Credit Facility and subsequently repaid $95 million, leaving no amounts outstanding under the Revolving Credit Facility as of December 31, 2016. We received $69 million in proceeds from the Revolving Credit Facility—Related Party and subsequently repaid borrowings of $34 million under the facility, leaving $35 million outstanding under the Revolving Credit Facility—Related Party as of December 31, 2016. We received $200 million in proceeds from the Term Loan Facility—Related Party and repaid borrowings of $204 million on the Term Loan B Credit Facility. We paid cash distributions to unitholders of $33 million and paid $2 million in deferred financing costs associated with Amendments No. 6 and No. 7 to the Term Loan B Credit Facility and Amendments No. 4 and 5 to the Revolving Credit Facility. Please read note 6—“Debt” to the consolidated financial statements included in this report for additional information.
CONTRACTUAL OBLIGATIONS
The following table lists our significant contractual obligations and their future payments at December 31, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term Loan B Credit Facility—Principal Payments	$231,825	$4,480	$227,345	$—	$—
Term Loan Facility—Related Party—Principal Payments	200,000	—	200,000	—	—
Revolving Credit Facility—Related Party—Principal Payments	—	—	—	—	—
Interest Payments on third party debt(1)	31,293	19,369	11,924	—	—
Interest Payments on related party debt	35,508	17,281	18,227	—	—
Hydrogen supply contract(2)	4,000	4,000	—	—	—
Natural gas supply contract(2)	11,053	11,053	—	—	—
Nitrogen supply contract(2)	37,538	5,775	17,325	14,438	—
Purchase commitments	15,559	15,559	—	—	—
Total	$582,776	$93,517	$474,821	$14,438	$—
_____________________________________

(1)	Interest rate on floating rate debt is based on the rate of 6.75% plus adjusted LIBOR for the Term Loan B Credit Facility and 4.75% plus LIBOR for the Revolving Credit Facility.

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
Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain a customer specific allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts and no bad debt write-offs during the years ended December 31, 2017 and 2016. We do not have any off-balance-sheet credit exposure related to our customers.
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

Maintenance Activities. We incur maintenance costs on our facilities and equipment. Routine repair and maintenance costs are expensed as incurred. For the years ended December 31, 2017 and 2016, we expensed approximately $16 million and $18 million, respectively, of routine repair and maintenance costs. Major maintenance capital expenditures that extend the life, increase the capacity or improve the safety or efficiency of the asset are capitalized and amortized over the period of expected benefits. Plant turnarounds are performed to help ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facility.
Preceding a turnaround, facilities experience decreased efficiency in resource conversion to finished products. Replacement or overhaul of equipment and items such as compressors, turbines, pumps, motors, valves, piping and other parts that have an estimated useful life of at least four years, the internal assessment of production equipment, replacement of aged catalysts, and new installation/recalibration of measurement and control devices result in increased production output and/or improved plant efficiency after the turnaround. Turnaround activities are betterments that either extend equipment useful life, or increase the output and/or efficiency. As a result, we follow the deferral method of accounting for major maintenance costs; and thus, expenditures associated with the turnaround are capitalized as property, plant and equipment and amortized over a four year period, which is the time lapse between turnarounds. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period, which would lead to higher depreciation and amortization costs. For the year ended December 31, 2017 and 2016, we capitalized approximately $1 million and $8 million, respectively, in maintenance capital expenditures related to our capital spares project and other budgeted maintenance capital projects.
We classify deferred maintenance cost as an investing activity under the caption “Purchase of property, plant, and equipment” in the Consolidated Statement of Cash Flows, since this cash outflow relates to expenditures related to long-lived productive assets. Repair, maintenance and related labor costs are expensed as incurred and are included in operating cash flows.
Commitments and Contingencies. Liabilities for loss contingencies, including environmental remediation costs not within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environmental Obligations, arising from claims, assessments, litigation, fines and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of expected future expenditures for environment remediation obligations are not discounted to their present value. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2017 and 2016, we had no environmental remediation obligations.
Impairment of Long-Lived Assets. Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assessing the potential impairment of long-lived assets involves estimates that require significant management judgment, and include inherent uncertainties that are often interdependent and do not change in isolation. Factors that management must estimate include, among others, industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, and capital spending. No events or changes in circumstances occurred during the years ended December 31, 2017 and 2016 that indicated the carrying amount of an asset may not be recoverable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of December 31, 2017, interest on borrowings under the Term Loan B Credit Facility accrued, at OCIB’s option, at adjusted LIBOR plus 6.75% per annum or the alternate base rate plus 5.75%. Interest on borrowings under the Revolving Credit Facility accrued, at OCIB's option, at LIBOR plus 4.75% per annum or the alternative base rate plus 3.75%. Interest on borrowings under the Term Loan Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Term Loan B Credit Facility (as such rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility), plus (b) 25 basis points. Interest on borrowings under the Revolving Credit Facility—Related Party, will accrue at the rate equal to the sum of (a) the rate per annum applicable to the loans under the Revolving Credit Facility (as such rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (b) 25 basis points. Based upon the outstanding balances of our variable-interest rate debt at December 31, 2017, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.5 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of December 31, 2017. We have supply agreements with Kinder Morgan, Enterprise Products and Houston Pipe Line to supply natural gas required for our production of methanol and ammonia. In addition, the price we pay for hydrogen depends on natural gas prices. As of December 31, 2017, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $43.9 million to $47.5 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of December 31, 2017, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of December 31, 2017, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders
OCI Partners LP:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of OCI Partners LP and subsidiary (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Partnership's auditor since 2012.
Houston, Texas
March 5, 2018

OCI PARTNERS LP
Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except per unit data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,275	$8,080
Accounts receivable	32,032	22,170
Accounts receivable—related party	6,503	1,322
Inventories	6,041	7,543
Advances due from related parties	188	525
Other current assets and prepaid expenses	3,917	2,712
Total current assets	64,956	42,352
Property, plant, and equipment, net of accumulated depreciation of $227,050 and $166,948 respectively	558,206	620,214
Other non-current assets	942	1,176
Total assets	$624,104	$663,742
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$14,812	$20,557
Accounts payable—related party	14,268	13,357
Other payables and accruals	2,652	2,620
Revolving credit facility, net	15,977	—
Revolving credit facility—related party	—	35,000
Current maturities of the term loan facility	4,480	4,480
Accrued interest	2,402	2,523
Accrued interest—related party	1,468	1,675
Other current liabilities	1,150	1,942
Total current liabilities	57,209	82,154
Term loan facility, net	223,428	225,748
Term loan facility—related party	200,000	200,000
Other non-current liabilities	3,146	2,589
Total liabilities	483,783	510,491
Partners’ capital:
Common unitholders—86,997,590 units issued and outstanding at December 31, 2017 and 2016	140,321	153,251
General partner’s interest	—	—
Total partners’ capital	140,321	153,251
Total liabilities and partners’ capital	$624,104	$663,742
See accompanying notes to consolidated financial statements.

OCI PARTNERS LP
Consolidated Statements of Operations
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per unit data)

	2017	2016	2015
Revenues	$324,883	$247,234	$298,690
Revenues—related party	18,442	10,995	10,753
Total Revenue	343,325	258,229	309,443

Cost of goods sold (exclusive of depreciation)	181,466	162,810	149,463
Cost of goods sold (exclusive of depreciation)—related party	17,384	16,259	16,353
Total cost of goods sold (exclusive of depreciation)	198,850	179,069	165,816

Selling, general, and administrative expenses	12,322	15,856	16,906
Selling, general, and administrative expenses—related party	3,476	4,160	4,326
Total selling, general, and administrative expenses	15,798	20,016	21,232

Depreciation expense	61,045	61,441	49,663
Income (loss) from operations before interest expense, other income (expense) and income tax expense	67,632	(2,297)	72,732
Interest expense	22,857	45,096	20,018
Interest expense—related party	17,339	1,777	203
Other income (expense)	(2,082)	(577)	123
Income (loss) from operations before tax expense	25,354	(49,747)	52,634
Income tax expense	875	806	613
Net income (loss)	$24,479	$(50,553)	$52,021
Earnings (loss) per limited partner unit:
Common unit (basic and diluted)	$0.28	$(0.58)	$0.61
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	86,997,590	85,970,912

See accompanying notes to consolidated financial statements.

OCI PARTNERS LP
Consolidated Statements of Partners’ Capital
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, January 1, 2015	83,495,372	$188,064	$188,064
Distributions	—	(12,950)	(12,950)
Distributions—related party	—	(50,272)	(50,272)
Capital contribution	3,502,218	60,000	60,000
Net income	—	52,021	52,021
Balance, December 31, 2015	86,997,590	$236,863	$236,863
Distributions	—	(6,650)	(6,650)
Distributions—related party	—	(26,409)	(26,409)
Net loss	—	(50,553)	(50,553)
Balance, December 31, 2016	86,997,590	$153,251	$153,251
Distributions	—	$(7,525)	$(7,525)
Distributions—related party	—	$(29,884)	$(29,884)
Net income	—	$24,479	$24,479
Balance, December 31, 2017	86,997,590	$140,321	$140,321

See accompanying notes to consolidated financial statements.

OCI Partners LP
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per unit data)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$24,479	$(50,553)	$52,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	61,045	61,441	49,663
Amortization of debt issuance costs	2,273	11,552	3,710
(Gain) loss on disposition of fixed assets	2,043	567	(16)
Deferred income tax expense	557	855	557
Decrease (increase) in:
Accounts receivable	(9,862)	6,384	7,253
Accounts receivable—related party	(5,181)	3,858	(5,180)
Inventories	1,502	(1,569)	178
Advances due from related parties	337	(469)	41
Other non-current assets, other current assets and prepaid expenses	(971)	2,021	(858)
Increase (decrease) in:
Accounts payable	(4,681)	491	(2,106)
Accounts payable—related party	1,162	861	1,511
Other payables, accruals, and current liabilities	(803)	(4,710)	1,672
Accrued interest	(121)	(893)	(7,480)
Accrued interest—related party	(207)	1,776	(17)
Net cash provided by operating activities	71,572	31,612	100,949
Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,128)	(6,785)	(223,540)
Proceeds from sale of scrap equipment	27	24	2,503
Net cash used in investing activities	(2,101)	(6,761)	(221,037)
Cash flows from financing activities:
Proceeds from revolving credit facility	102,500	69,500	40,000
Proceeds from term loan B credit facility	—	—	50,000
Proceeds from revolving credit facility—related party	5,000	69,170	—
Proceeds from term loan facility—related party	—	200,000	—
Repayment of revolving credit facility	(86,500)	(94,500)	(15,000)
Repayment of term loan B credit facility	(4,480)	(204,480)	(4,230)
Repayment of revolving credit facility—related party	(40,000)	(34,170)	—
Cash contributions by member	—	—	60,000
Debt issuance costs	(136)	(2,038)	(5,701)
Remittance of cash to OCI USA for transferred trade receivables	(251)	(432)	(331)
Distribution to Unitholders	(7,525)	(6,650)	(12,950)
Distribution to Unitholders—related party	(29,884)	(26,409)	(50,272)
Net cash provided by (used in) financing activities	(61,276)	(30,009)	61,516
Net increase (decrease) in cash and cash equivalents	8,195	(5,158)	(58,572)
Cash and cash equivalents, beginning of period	8,080	13,238	71,810
Cash and cash equivalents, end of period	$16,275	$8,080	$13,238
Supplemental cash disclosures:
Cash paid for income taxes	$—	$100	$1,200
Cash paid for interest, net of amount capitalized	20,654	34,376	15,166
Cash paid for interest, net of amount capitalized—related party	17,546	—	220
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$338	$1,359	$598
Capitalized interest	—	—	8,586
Noncash settlement for accrued interest—related party	—	304	—

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
Termination of Negotiations on Proposed Transaction
On April 14, 2017, OCI terminated negotiations with the conflicts committee of the board of directors of our general partner regarding OCI's previously announced offer to acquire all publicly held common units of the Partnership in exchange for OCI shares, at an exchange ratio of 0.5200 OCI shares for each common unit. OCI, together with its affiliates, currently owns approximately 89.26% of the issued and outstanding common units of the Partnership. After negotiations with the conflicts committee established by the board of directors of our general partner reached an impasse, OCI informed representatives of the conflicts committee that no acceptable definitive agreement could be reached.
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

(c) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Partnership maintains a customer-specific allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Partnership reviews its allowance for doubtful accounts monthly. Past–due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts and no bad debt write-offs during the years ended December 31, 2017, 2016 and 2015. The Partnership does not have any off-balance-sheet credit exposure related to its customers. During the years ended December 31, 2017, 2016 and 2015, the following customers accounted for 10% or more of the Partnership’s revenues:

	Percentage of Revenues
Customer name	2017	2016	2015
Methanex	40%	35%	26%
Southern Chemical Distribution	14%	*	*
Koch(1)	*	24%	26%
Interoceanic Corporation (IOC)	*	14%	15%
_____________________________________

(1)	Figure presented includes sales to Koch Fertilizer LLC and Koch Methanol LLC.
* Customer accounted for less than 10% of the Partnership's revenues for the period presented.

The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.
(d) Inventories
Inventories are stated at the lower of cost or net realizable value, using standard cost method for finished goods, work in process, raw materials, and supplies inventory. The standard cost of finished goods is the product of the standard cost of our raw materials and quantities of raw materials consumed, based on normal capacity. We review our standard costs monthly and update them as appropriate to approximate actual costs. We also allocate a portion of fixed production overhead to inventory based on the normal capacity of our production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Partnership records variances, abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current period charges. The Partnership’s raw materials are consumed immediately upon receipt.
(e) Revenue Recognition
The Partnership recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Revenue for barge sales is recognized when risk and title to the product transfer to the customer, which occurs at the time shipment is made (free on board shipping point). Revenue for pipeline sales is recognized when risk and title to the product transfer to the customer, which occurs at the time when the meter ticket delivery is received (free on board shipping destination). Revenue for truck sales is recognized when risk and title to the product transfer to the customer, which occurs when the Partnership’s product is received by the common carrier (free on board shipping point).
Below is a summary of revenues by product for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Ammonia	$76,546	$83,978	$99,443
Methanol	266,764	174,236	209,654
Other	15	15	346
Total	$343,325	$258,229	$309,443

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
(g) Maintenance Costs
The Partnership incurs maintenance costs on its facilities and equipment. Routine repair and maintenance costs are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, we expensed approximately $16,001, $17,520 and $22,952, respectively, of routine repair and maintenance costs.
(h) Income Taxes
The Partnership is a Delaware limited partnership and is not a taxable entity; however, the Partnership is subject to Texas Margin Taxes. Each partner of a partnership is required to take into account his share of items of income, gain, loss and deduction of the Partnership in computing his federal income tax liability. As of December 31, 2017, the tax basis of our assets and liabilities were $412,155 less than the reported amount of our assets and liabilities. OCIB is a Texas limited liability company with disregarded tax status (i.e., nontaxable pass-through entity) for U.S. federal income tax purposes and, therefore, is not subject to U.S. federal income taxes; however, OCIB is subject to Texas Margin Taxes. As of and for the years ended December 31, 2017, 2016 and 2015, we recorded Texas Margin Taxes of $875, $806 and $613, respectively, in income tax expense in the accompanying consolidated statements of operations.
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
Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of expected future expenditures for environment remediation obligations are not discounted to their present value. As of December 31, 2017, 2016 and 2015, the Partnership had no environmental remediation obligations.
(j) Impairment of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Partnership first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No events or changes in circumstances occurred during the years ended December 31, 2017, 2016 and 2015, that indicated the carrying amount of an asset may not be recoverable.

(k) Capitalized Interest
The Partnership’s policy is to capitalize interest costs incurred on indebtedness during the construction of major projects. A reconciliation of total interest costs to interest expense as reported in the consolidated statements of operations for 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Interest cost capitalized	$—	$—	$8,586
Interest cost charged to income (1)	22,857	45,096	20,018
Interest cost charged to income—related party	17,339	1,777	203
Total interest cost	$40,196	$46,873	$28,807
_____________________________________

(1)	Includes $2,273, $11,552 and $3,710 of amortized debt issuance costs for the years ended December 31, 2017, 2016 and 2015 (note 6(b)).
(l) Fair Value Measurement
The Partnership’s receivables and payables are short–term nature and therefore, the carrying amount approximates their respective fair values as of December 31, 2017 and 2016. Debt (including related party debt) accrues interest at a variable rate, and as such, the fair value approximates its carrying amount as of December 31, 2017 and 2016.
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
On May 28, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either retrospective or modified retrospective method. Early adoption is permitted for annual periods beginning after December 15, 2016. The Partnership will adopt ASU 2014-09 on January 1, 2018 and has elected the modified retrospective approach as the transition method. Other than additional required disclosures, the adoption of ASU 2014-09 is not expected to have a material impact on the Partnership's consolidated financial statements.
Effective January 1, 2017 we adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB issued this ASU on November 20, 2015 as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and International Financial Reporting Standards (“IFRS”). Previously, GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes and to align the presentation of deferred income tax assets and liabilities with IFRS, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity can apply the amendments either prospectively or retrospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 has been applied prospectively and did not have any impact on the Partnership’s consolidated financial statements.

Effective January 1, 2017 we adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The FASB issued this ASU on July 22, 2015 as part of its initiative to reduce complexity in accounting standards and improve comparability between GAAP and IFRS. The amendments in ASU 2015-11 change the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have any impact on the Partnership’s consolidated financial statements.

Note 4—Property, Plant and Equipment

	2017	2016
Land	$3,371	$3,371
Plant and equipment	765,651	766,263
Buildings	14,933	14,685
Vehicles	55	55
Furniture, Fixtures & Office Equipment	629	629
Construction in progress	617	2,159
	785,256	787,162
Less: accumulated depreciation	227,050	166,948
	$558,206	$620,214
Note 5—Inventories
As of December 31, 2017 and 2016, the Partnership’s inventories consisted of finished goods produced from normal production, and the Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventories balances by product as of December 31, 2017 and 2016:

	2017	2016
Ammonia	$2,050	$4,192
Methanol	3,991	3,351
Total	$6,041	$7,543

Note 6—Debt
(a) Debt—Related Party

	December 31, 2017	Interest Rate			Interest Rate as of December 31, 2017	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% +	Adjusted LIBOR +	0.25%	8.42%	January 20, 2020

	December 31, 2016	Interest Rate			Interest Rate as of December 31, 2016	Maturity Date
Revolving Credit Facility—Related Party	$35,000	3.50% +	Adjusted LIBOR +	0.25%	4.63%	January 20, 2020

	December 31, 2016	Interest Rate			Interest Rate as of December 31, 2016	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% +	Adjusted LIBOR +	0.25%	8.28%	January 20, 2020
The intercompany revolving credit facility between OCIB and OCI USA (the “Revolving Credit Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $40,000 and a maturity date of January 20, 2020. The amount that can be drawn under the Revolving Credit Facility—Related Party is limited by the Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Revolving Credit Facility (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility) discussed in note 6(b), plus (ii) 0.25%. OCIB pays a commitment fee to OCI USA under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which is included as a component of interest expense—related party on the consolidated statements of operations. The Revolving Credit Facility—Related Party is subordinated to indebtedness under the Term Loan B Credit Facility (as defined below) and the Revolving Credit Facility. As of December 31, 2017, OCIB had no amounts drawn under the Revolving Credit Facility—Related Party.
The intercompany term loan facility between OCIB and OCI USA (the “Term Loan Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $200,000 and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party are subordinated to the Term B Loans (as defined below) under the Term Loan B Credit Facility and the Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party bear interest at a rate equal to the sum of (i) the rate per annum applicable to the Term B Loans (including as such per annum rate may fluctuate from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) discussed in note 6(b) plus (ii) 0.25%. Such interest is payable on or before the date that is two business days after each payment of interest under the Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) PIK Interest on which date (in the case of PIK Interest) such accrued interest shall be added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200,000 under the Term Loan Facility—Related Party to prepay a portion of the Term B Loans as discussed in note 6(b). As of December 31, 2017, OCIB had $200,000 drawn under the Term Loan Facility—Related Party.

(b) Debt—Third Party

	December 31, 2017	Interest Rate		Interest Rate as of December 31, 2017	Maturity Date
Revolving Credit Facility	$16,000	4.75% +	LIBOR	6.30%	March 31, 2018
Less: Unamortized Debit Issue Costs	23
Revolving Credit Facility, Net	$15,977

	December 31, 2017	Interest Rate		Interest Rate as of December 31, 2017	Maturity Date
Term Loan B Credit Facility	$231,825	6.75% +	Adjusted LIBOR	8.17%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debit Issue Costs	3,917
Term Loan Facility, Net	$223,428

	December 31, 2016	Interest Rate		Interest Rate as of December 31, 2016	Maturity Date
Term Loan B Credit Facility	$236,305	6.75% +	Adjusted LIBOR	8.03%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debit Issue Costs	6,077
Term Loan Facility, Net	$225,748
Term Loan B Credit Facility and Amendments Thereto
On August 20, 2013, OCIB and OCI USA entered into a senior secured term loan facility agreement (as amended, supplemented or restated from time to time, the “Term Loan B Credit Facility”) with a syndicate of lenders. The Partnership subsequently became a party to the Term Loan B Credit Facility through a credit agreement joinder, dated as of October 18, 2013. The Term Loan B Credit Facility is comprised of three tranches of term debt in the amounts of $235,000 (the “Term B-2 Loan”), $165,000 (the “Term B-3 Loan”) and $50,000 (the “Term B-4 Loan”) and, together with the Term B-2 Loan and the Term B-3 Loan, the “Term B Loans”).
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

On November 30, 2016, OCIB utilized the funds borrowed under the Term Loan Facility—Related Party (see note 6(a)) to prepay $200,000 of Term B Loans under the Term B Loan Credit Facility and entered into Amendment No. 7 to the Term Loan B Credit Facility (“Term Loan Amendment No. 7”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Term Loan Amendment No. 7, among other things, (i) increased the maximum consolidated senior secured net leverage ratio covenant (a) from 5.00 to 6.25 for the quarter ending March 31, 2017, (b) from 1.75 to 5.50 for each of the quarters ending June 30, 2017 and September 30, 2017, (c) from 1.75 to 5.25 for the quarter ending December 31, 2017, and (d) from 1.75 to 4.75 for the quarter ending March 31, 2018 and for each fiscal quarter ending thereafter, (ii) decreased the minimum consolidated interest coverage ratio covenant (a) from 2.50 to 1.25 for each of the quarters ending December 31, 2016 and March 31, 2017, (b) from 5.00 to 1.50 for the quarter ending June 30, 2017, (c) from 5.00 to 1.75 for the quarter ending September 30, 2017 and (d) from 5.00 to 2.25 for the quarter ending December 31, 2017 and for each fiscal quarter ending thereafter, and (iii) updated the computation of certain financial covenants to exclude interest incurred under the Term Loan Facility—Related Party and the Revolving Credit Facility—Related Party. As a result of the $200,000 principal prepayment on November 30, 2016, we accelerated amortization in the amount of $7,600 of unamortized deferred financing fees, which was included as a component of interest expense in the consolidated statement of operations for the year ended December 31, 2016.
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
Scheduled maturities with respect to the Term Loan B Credit Facility at December 31, 2017 are as follows:

Fiscal Year
2018	$4,480
2019	227,345
Total	$231,825
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

Under the Term Loan B Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of December 31, 2017, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed (a) in the fiscal quarter ending December 31, 2017, 5.25 to 1.00, and (b) 4.75 to 1.00, each fiscal quarter thereafter and (ii) the consolidated interest coverage ratio on the last day of any fiscal quarter to be less than 2.25 to 1.00 for the fiscal quarter ending December 31, 2017 and for each fiscal quarter ending thereafter. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters (excluding interest recorded on subordinated debt). As of December 31, 2017, OCIB’s consolidated senior secured net leverage ratio was 1.79 to 1.00, and its consolidated interest coverage ratio was 5.63 to 1.00. Upon the occurrence of certain events of default under the Term Loan B Credit Facility OCIB’s obligations under the Term Loan B Credit Facility may be accelerated.

The Term Loan B Credit Facility also contains various nonfinancial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of December 31, 2017, the OCIB was in compliance with all of these covenants.
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
Revolving Credit Facility and Amendments Thereto
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit facility agreement (as amended, supplemented or restated from time to time, the “Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000 (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined in note 6(a)), including a $20,000 sublimit for letters of credit. The aggregate borrowing capacity of the Revolving Credit Facility was reduced by $2,500 on the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2017, leaving an aggregate borrowing capacity of $32,500 as of December 31, 2017. All proceeds from this facility are used by OCIB for working capital, capital expenditures and other general corporate purposes.
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
Outstanding principal amounts under the Revolving Credit Facility bear interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75%. OCIB also pays a commitment fee of 1.40% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility has a one-year term that may be extended for additional one-year periods subject to the consent of the lenders. As of December 31, 2017, OCIB had $16,000 outstanding under the Revolving Credit Facility.
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
Under the Revolving Credit Facility, OCIB is also subject to certain financial covenants that are tested on a quarterly basis. As of December 31, 2017, OCIB may not permit, on the last day of any fiscal quarter (i) the consolidated senior secured net leverage ratio to exceed 5.25 to 1.00, for the fiscal quarter ending December 31, 2017 and (ii) the consolidated interest coverage ratio on the last day of the fiscal quarter to be less than 2.25 to 1.00, for the fiscal quarter ending December 31, 2017. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA for the last four quarters to (ii) consolidated interest expense for the last four quarters (excluding interest recorded on subordinated debt). As of December 31, 2017, OCIB’s consolidated senior secured net leverage ratio was 1.79 to 1.00, and its consolidated interest coverage ratio was 5.63 to 1.00. Upon the occurrence of certain events of default under the Revolving Credit Facility OCIB’s obligations under the Revolving Credit Facility may be accelerated.
The Revolving Credit Facility also contains various nonfinancial covenants, which include, among others, undertaking with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of December 31, 2017, the OCIB was in compliance with all of these covenants.

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
(c) Debt Issuance Costs
Term Loan B Credit Facility and Amendments Thereto
The Term Loan Amendment No. 6 included an amendment fee of $1,102, legal fees of $31, and $12 of other fees and expenses. The Term Loan Amendment No. 7 included a prepayment fee of $776 paid to nonconsenting lenders and legal fees of $55. OCIB recorded the debt issuance costs as a reduction of long-term debt in the accompanying consolidated balance sheet. As a result of the $200,000 principal prepayment on November 30, 2016, we accelerated amortization in the amount of $7,600 of unamortized deferred financing fees, which was included as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2016.
All debt discount and debt issuance costs are being amortized over the term of the Term Loan B Credit Facility using the effective-interest method. The amortization of the debt issuance costs related to the Term Loan B Credit Facility was $2,161, $11,419 and $3,415 during the years ended December 31, 2017, 2016, and 2015, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying consolidated statements of operations.
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
OCIB amortized debt issuance costs related to the Revolving Credit Facility of $112, $103 and $295 during the years ended December 31, 2017, 2016, and 2015, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying consolidated statement of operations.

Note 7—Related Party Transactions
The Partnership has maintained and been involved with certain arrangements and transactions with OCI and its affiliates. The material effects of such arrangements and transactions are reported in the accompanying consolidated financial statements as related party transactions.
The following table represents the effect of related party transactions of the consolidated results of operations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Revenue	$18,442	$10,995	$10,753
Cost of goods sold (exclusive of depreciation) (1)	17,384	16,259	16,353
Selling, general and administrative expenses (2)	3,476	4,160	4,326
Interest expense	17,339	1,777	203

(1)	Amounts represented in cost of goods sold (exclusive of depreciation) were incurred to the following related parties:

	Years Ended December 31,
	2017	2016	2015
OCI GP LLC	$15,264	$16,259	$16,353
OCI USA	2,120	—	—
Total cost of goods sold (exclusive of depreciation)—related party	$17,384	$16,259	$16,353

(2)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Years Ended December 31,
	2017	2016	2015
OCI GP LLC	$2,467	$3,044	$3,071
OCI Nitrogen B.V.	20	24	50
OCI Personnel B.V.	30	308	621
OCI USA	300	—	—
Contrack International Inc.	641	700	546
OCI Fertilizers BV	18	40	38
OCI Fertilizer Trade & Supply B.V.	—	44	—
Total selling, general and administrative expenses—related party	$3,476	$4,160	$4,326
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
Under the Omnibus Agreement, OCI USA has agreed to provide, or cause one or more of its affiliates to provide, the Partnership with such selling, general and administrative services and management and operating services as may be necessary to manage and operate the business and affairs of the Partnership. Pursuant to the Omnibus Agreement, the Partnership has agreed to reimburse OCI USA for all reasonable direct or indirect costs and expenses incurred by OCI USA or its affiliates in connection with the provision of such services, including the compensation and employee benefits of employees of OCI USA or its affiliates.

During the years ended December 31, 2017, 2016 and 2015, costs totaling $17,731, $19,303 and $19,424, respectively, were incurred under this contract and payable to OCI GP LLC in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation)—related party and the remaining amounts incurred were included in selling, general and administrative expense—related party. During the years ended December 31, 2017, 2016 and 2015, $15,264, $16,259 and $16,353, respectively, were recorded in cost of goods sold (exclusive of depreciation)—related party and $2,467, $3,044 and $3,071, respectively, were recorded in selling, general and administrative expense—related party. Accounts payable—related party include amounts incurred but unpaid to OCI GP LLC of $4,433 and $3,147 as of December 31, 2017 and December 31, 2016, respectively.
As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V. (“OCI Nitrogen”), an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, (iv) OCI Fertilizers BV, an indirect, wholly-owned subsidiary of OCI (“OCI Fertilizers”), and (v) OCI Fertilizer Trade & Supply B.V., an indirect, wholly-owned subsidiary of OCI Fertilizers (“OCI Fertilizer Trade & Supply”), in selling, general and administrative expense as shown on the consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information-technology-related project expenses in the amount of $1,009, $1,116 and $1,255 during the years ended December 31, 2017, 2016 and 2015, respectively. Accounts payable—related party include amounts incurred but unpaid to the aforementioned parties of $506 and $631 as of December 31, 2017 and December 31, 2016, respectively.
Distributions and Payments to OCI USA and Its Affiliates
Prior to the completion of our initial public offering, certain assets of OCIB were distributed to OCI USA including $27,560 of trade receivables. All collections of transferred trade receivables have been received by the Partnership and will be remitted to OCI USA. During the years ended December 31, 2017 and 2016, we remitted $251 and $432, respectively, of the collections of the transferred trade receivables to OCI USA.
On June 30, 2016, OCIB entered into a non-cash settlement agreement with OCI USA and OCI Fertilizer International B.V. (“OCI Fertilizer International”), an indirect, wholly-owned subsidiary of OCI, to settle $304 of the accrued interest—related party due to OCI Fertilizer in relation to the commitment fee on the unused portion of the intercompany revolving facility agreement between OCIB and OCI Fertilizer International. As a result of this settlement agreement, OCIB incurred $304 of accounts payable—related party due to OCI USA.
Accounts payable—related party includes amounts incurred but unpaid to OCI USA of $9,329 and $9,579 as of December 31, 2017 and 2016, respectively.

Advances due from Related Parties
Advances due from related parties represent unreimbursed expenses incurred on behalf of OCI and its affiliates. These advances are unsecured, non-interest bearing and are due on demand. As of December 31, 2017 and December 31, 2016, the Partnership had $188 and $525, respectively, due from related parties.
Set forth below is a table showing the amounts due from the following related parties:

	Years Ended December 31,
	2017	2016
OCI N.V.	$27	$56
NatGasoline, LLC (1)	150	446
Iowa Fertilizer Company LLC (2)	—	23
Orascom E&C USA Inc. (3)	7	—
Texam, LLC (4)	4	—
Total advances due from related party	$188	$525
____________________________________

(1)	OCI indirectly owns a 50% interest in NatGasoline, LLC.

(2)	Iowa Fertilizer Company LLC is an indirect, wholly-owned subsidiary of OCI.

(3)	Orascom E&C USA Inc. is an affiliate of OCI.

(4)	Texam, LLC is an indirect, wholly-owned subsidiary of OCI.

Revolving Credit Facility—Related Party and Term Loan Facility—Related Party
As indicated above in note 6(a), OCIB recorded interest expense—related party during the years ended December 31, 2017, 2016 and 2015 of $17,339, $1,777 and $203, respectively. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA. Accrued interest—related party includes amounts incurred but unpaid to OCI USA of $1,468 and $1,675 as of December 31, 2017 and December 31, 2016, respectively.
Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the agreement began on June 1, 2015 and ended on May 31, 2017 and renews automatically on an annual basis unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the years ended December 31, 2017, 2016 and 2015, we had related party sales of $10,080, $7,731 and $6,546, respectively, for the sale of ammonia to OCI Fertilizers USA. Accounts Receivable—related party includes amounts due from OCI Fertilizers USA of $1,382 and $1,322 as of December 31, 2017 and December 31, 2016, respectively.
On December 14, 2015, OCIB entered into an agreement with OCI Fertilizer Trade & Supply, an international trader of ammonia, to supply OCI Fertilizer Trade & Supply with commercial grade anhydrous ammonia. OCI Fertilizer Trade & Supply purchased the ammonia to resell to OCI Nitrogen at its facilities in the Netherlands. The term of the agreement began in December 2015 and ended in February 2016.
On July 1, 2017, OCIB entered into an ammonia purchase agreement with OCI Fertilizer Trade & Supply to supply OCI Fertilizer Trade & Supply with approximately 22,500 metric tons of commercial grade anhydrous ammonia during July and August of 2017. On December 20, 2017, OCIB entered into an ammonia purchase agreement with OCI Fertilizer Trade & Supply to supply OCI Fertilizer Trade & Supply with approximately 16,300 metric tons of commercial grade anhydrous ammonia during December of 2017.
During the years ended December 31, 2017, 2016 and 2015, we had related party sales of $8,362, $3,265 and $4,208, respectively, for the sale of ammonia to OCI Fertilizer Trade & Supply Accounts Receivable—related party includes amounts due from OCI Fertilizer Trade & Supply of $5,121 as of December 31, 2017. No amounts were due from Fertilizer Trade & Supply as of December 31, 2016.

Methanol Supply and Sales Agreement
On May 18, 2017, in order to fulfill its contracted sales commitments during the unplanned shutdown that occurred in April and May of 2017, OCIB entered into a methanol purchase and sale agreement with OCI USA pursuant to which OCI USA agreed to sell and deliver a methanol volume of approximately 7,000 metric tons to OCIB, and OCIB agreed to purchase and receive the methanol volume. Under the terms of the agreement, OCIB purchased the methanol from OCI USA at the May 2017 spot price of $303 per metric ton and paid the costs associated with delivery of the methanol to the Beaumont facility.
 During the year ended December 31, 2017, the cost of the methanol purchased from OCI USA of approximately $2,120 was included in cost of goods sold (exclusive of depreciation)—related party in the accompanying consolidated statements of operations. No methanol was purchased from OCI USA during the years ended December 31, 2016 or 2015. No amounts were payable to OCI USA in relation to the methanol supply and sales agreement as of December 31, 2017 or December 31, 2016.
Other Transactions with Related Parties
Equity Commitment Agreement
On November 27, 2013, the Partnership entered into an intercompany equity commitment agreement with OCI USA (the “Intercompany Equity Commitment”). Under the terms of the Intercompany Equity Commitment, OCI USA agreed to make an equity contribution not to exceed $100,000 to the Partnership if (a) prior to the completion of the debottlenecking project, the Partnership or OCIB had liquidity needs for working capital or other needs and the restrictions under the Term Loan B Credit Facility or any other debt instrument prohibited the Partnership or OCIB from incurring sufficient additional debt to fund such liquidity needs; or (b) OCIB failed to comply with any of the financial covenants as of the last day of any fiscal quarter. Due to capital contributions by OCIP Holding on November 10, 2014 and April 17, 2015, and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Intercompany Equity Commitment.
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
Note 8—Partners’ Capital
Summary of Changes in Outstanding Units
The following is a reconciliation of our limited partner units outstanding for the periods indicated:

Limited Partner Units
Limited partner units outstanding at January 1, 2015	86,997,590
Limited partner units outstanding at December 31, 2015	86,997,590
Limited partner units outstanding at December 31, 2016	86,997,590
Limited partner units outstanding at December 31, 2017	86,997,590
On April 17, 2015, pursuant to the Intercompany Equity Commitment, the Partnership received a capital contribution of $60,000 from OCIP Holding to partially fund capital expenditures and other costs and expenses incurred in connection with the debottlenecking project, and, in exchange, the Partnership issued 3,502,218 common units to OCIP Holding. The capital contribution consisted of the remaining available $40,000 under the Intercompany Equity Commitment and an additional $20,000 cash contribution. The common units were issued pursuant to a contribution agreement, dated April 17, 2015, by and among the Partnership, OCIP Holding and OCI USA, at a price per common unit equal to $17.132 (the volume-weighted average trading price of a common unit on the NYSE, calculated over the consecutive 21-trading day period ending on the close of trading on the trading day immediately prior to the issue date). Immediately following the issuance of common units to OCIP Holding on April 17, 2015, OCIP Holding held 69,497,590 common units in the Partnership, representing a 79.88% limited partner interest. Due to the capital contributions by OCIP Holding on November 10, 2014 and April 17, 2015, and the completion of the debottlenecking project, OCI USA has no further obligation to make equity contributions to us under the Intercompany Equity Commitment.

Note 9—Retention Bonus Plan
On November 29, 2013, the Board of Directors approved a retention bonus plan to reinforce and encourage the continued dedication of the employees of OCI GP LLC, our general partner, and its affiliates who provide services to the Partnership by providing a retention bonus opportunity. Each non-executive employee was eligible to receive up to two retention bonuses, pursuant to this plan. Each retention bonus equaled three times the employee’s base monthly salary or wages in effect on the applicable retention bonus payment date. The first retention bonus of $2,190 was accrued during the year ended December 31, 2014 and paid during January 2015, and the second retention bonus of $2,738 was accrued during the year ended December 31 2015 and paid during January 2016. Due to the two retention bonus payments that occurred in January 2015 and January 2016, OCI GP LLC has no further obligation to make retention bonus payments to its employees.
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
Environmental: The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the years ended December 31, 2017 and 2016.
Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Our unconditional purchase obligation relates to the supply of nitrogen. The contract requires the purchase of minimum quantities of nitrogen, at current market prices. We have estimated our payment obligations under the existing contract using current market prices and currently expect our purchases to exceed our minimum payment obligations. Our obligations to make future payments under the nitrogen supply contract as of December 31, 2017 are summarized in the following table:

	Total	2018	2019	2020	2021	2022	Thereafter
Purchase Obligations	$37,538	$5,775	$5,775	$5,775	$5,775	$5,775	$8,663
Total payments relating to our nitrogen supply contract were approximately $7,403 in 2017, $10,194 in 2016 and $7,742 in 2015.
Note 11—Earnings per Limited Partner Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income (loss)	$24,479	$(50,553)	$52,021
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	86,997,590	85,970,912
Basic and diluted net income (loss) per limited partner unit	$0.28	$(0.58)	$0.61

Note 12—Selected Quarterly Financial Data (Unaudited)
Selected unaudited condensed financial information for the fiscal years ended December 31, 2017, 2016 and 2015 is presented in the tables below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2017 Fiscal Year
Revenues	$89,312	$72,327	$73,225	$90,019
Revenues—related party	3,579	1,643	5,124	8,096
Income from operations before interest expense, other income and income tax expense	24,306	8,602	9,806	24,918
Income (loss) from operations before tax expense	14,210	(1,333)	(421)	12,898
Net income (loss)	13,744	(1,426)	(523)	12,684
Basic and diluted net income (loss) per limited partner unit	0.16	(0.02)	(0.01)	0.15
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2016 Fiscal Year
Revenues	$64,012	$54,460	$64,641	$64,121
Revenues—related party	5,929	1,818	1,435	1,813
Income (loss) from operations before interest expense, other income and income tax expense	3,269	(5,435)	(874)	743
Loss from operations before tax expense	(5,974)	(15,494)	(11,141)	(17,138)
Net loss	(6,054)	(15,447)	(11,697)	(17,355)
Basic and diluted net loss per limited partner unit	(0.07)	(0.18)	(0.13)	(0.20)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2015 Fiscal Year
Revenues	$37,745	$78,956	$100,402	$81,587
Revenues—related party	—	612	3,281	6,860
Income from operations before interest expense, other income and income tax expense	1,436	17,494	30,834	22,968
Income from operations before tax expense	958	13,706	23,496	14,474
Net income	893	13,478	23,143	14,507
Basic and diluted net income per limited partner unit	0.01	0.16	0.27	0.17

Note 13—Distributions
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2015(2)	$—	$—	—	—
Second Quarter, ended June 30, 2015(2)	$—	$—	—	—
Third Quarter, ended September 30, 2015	$0.41	$35,669	November 30, 2015	December 17, 2015
Fourth Quarter, ended December 31, 2015	$0.32	$27,839	March 30, 2016	April 8, 2016
First Quarter, ended March 31, 2016	$0.06	$5,220	June 24, 2016	July 8, 2016
Second Quarter, ended June 30, 2016(2)	$—	$—	—	—
Third Quarter, ended September 30, 2016(2)	$—	$—	—	—
Fourth Quarter, ended December 31, 2016(2)	$—	$—	—	—
First Quarter, ended March 31, 2017	$0.23	$20,009	May 19, 2017	June 5, 2017
Second Quarter, ended June 30, 2017	$0.12	$10,440	August 18, 2017	September 8, 2017
Third Quarter, ended September 30, 2017	$0.08	$6,960	November 17, 2017	December 8, 2017
Fourth Quarter, ended December 31, 2017	$0.27	$23,489	March 23, 2018	April 6, 2018

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

(2)	No distribution was declared for this three-month period.

Note 14—Subsequent Events
On February 20, 2018, we announced that we had priced a proposed $455,000 term loan B facility (the “New Term Loan”) and proposed $40,000 revolving credit facility (the “New Revolving Credit Facility”). The proposed New Term Loan is expected to mature in 2025, and is expected to be priced at the London Interbank Offered Rate (“LIBOR”) plus 425 basis points. We intend to use the expected net proceeds of the New Term Loan to repay in full our Term Loan B Credit Facility and to repay in full outstanding intercompany loans from OCI. The commitments in respect of the New Term Loan and New Revolving Credit Facility and the terms and conditions thereof (including the applicable interest rates) remain subject to the execution of definitive documentation with respect to the New Term Loan and New Revolving Credit Facility. The closing of the New Term Loan and New Revolving Credit Facility is expected to occur in March 2018 and is subject to customary closing conditions.
On March 5, 2018, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period October 1, 2017 through and including December 31, 2017 of $0.27 per unit, or approximately $23,489 in the aggregate. The cash distribution will be paid on April 6, 2018 to unitholders of record at the close of business on March 23, 2018.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
It is the responsibility of the management of our general partner to establish and maintain adequate internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
As an emerging growth company, management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm in accordance with rules of the SEC that permit us to provide only the management’s report in this Form 10-K.
In connection with the filing of the Annual Report on Form 10-K for the year ended 2018, we will no longer be an emerging growth company under the JOBS Act. After we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies, including Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our results of operations and financial condition may be materially adversely affected. In order to comply with the requirements of Section 404 of Sarbanes-Oxley, we will need to implement new financial systems and procedures. We cannot assure you that we will be able to implement appropriate procedures on a timely basis. Failure to implement such procedures could have an adverse effect on our ability to satisfy applicable obligations under the Exchange Act and Sarbanes-Oxley.

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
Meetings and Other Information
During the year ended December 31, 2017 the board of directors of our general partner held 5 meetings, our audit committee held 4 meetings, and our conflicts committee held 14 meetings. With the exception of Mr. Sawiris, who was traveling overseas, none of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which such directors served.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our equity securities, or, collectively, the Insiders, to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from certain Insiders, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2017, except that, due to an administrative oversight, a Form 4 required from Nassef Sawiris in connection with purchases on November 22, 2017 and November 24, 2017 in the open market of 5,000 and 6,200 common units, respectively, was not timely filed. On November 29, 2017, a Form 4 was filed to report the purchases by Mr. Sawiris.
.

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
Directors and Executive Officers of OCI GP LLC
Directors are appointed by OCI USA, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The following table shows information about the directors and executive officers of OCI GP LLC as of March 5, 2018.

Name	Age	Position with Our General Partner
Michael L. Bennett	64	Chairman of the Board of Directors
Ahmed K. El-Hoshy	34	President, Chief Executive Officer and Director
Nassef Sawiris	57	Director
Francis G. Meyer	66	Director
Dod A. Fraser	67	Director
Nathaniel A. Gregory	69	Director
Fady Kiama	50	Vice President, Chief Financial Officer
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

Ahmed K. El-Hoshy—President, Chief Executive Officer and Director. Mr. El-Hoshy was appointed as a member of the board of directors of our general partner in July 2016 and President and Chief Executive Officer in May 2017. Mr. El-Hoshy currently serves as Chief Executive Officer of OCI Americas and was previously a Director of Business Development and Investments at OCI since January 2012. Mr. El-Hoshy has led or been actively involved in new investments, developments, financings and M&A transactions of the firm in North America and Europe across multiple sectors including fertilizer, methanol, and infrastructure. From 2009 to 2011, while with OCI, Mr. El-Hoshy structured a joint venture between OCI and Morgan Stanley focusing on infrastructure investments in the Middle East and Africa as an investment professional. Before joining OCI, Mr. El-Hoshy was a part of Goldman Sachs' investment banking operations in Dubai, as well as the Special Situations Group focusing on balance sheet investments for the bank in the Middle East. Mr. El-Hoshy began his career in Goldman Sachs' Leveraged Finance group in New York in 2006, where he structured and executed leveraged buyouts and recapitalizations, with a particular focus on industrial and natural resource-related clients. Mr. El-Hoshy holds a Bachelor of Arts degree in economics from Harvard University where he graduated with honors. We believe that Mr. El-Hoshy’s extensive and diverse experience in the financial and petrochemical industries brings important skills and perspective to the board of directors of our general partner.
Nassef Sawiris—Director. Mr. Sawiris was appointed as a member of the board of directors of our general partner in June 2013. Mr. Sawiris has served as chief executive officer and director of OCI since January 2013. Mr. Sawiris has also served as chief executive officer and director of Orascom Construction Industries S.A.E. (“OCI SAE”), a publicly traded Egyptian company, since its incorporation in 1998 and was also appointed Chairman of OCI SAE in 2009. Mr. Sawiris is a supervisory director of Adidas AG. and a board member of LafargeHolcim Ltd. (having previously served on Lafarge S.A.'s board since 2008), a member of the Cleveland Clinic's International Leadership Board Executive Committee since 2011, and in 2013 he became a member of the University of Chicago's Board of Trustees. Mr. Sawiris has also previously served on the Boards of BESIX SA, Orascom Construction Limited, the Egyptian Exchange and NASDAQ Dubai. Mr. Sawiris holds a B.A. in economics from the University of Chicago. We believe that Mr. Sawiris’ extensive experience in the fertilizer and construction industries and his position as chief executive officer and director of OCI brings significant strategic and operational experience to the board of directors of our general partner.
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
Dod A. Fraser—Director. Mr. Fraser was appointed as a member of the board of directors of our general partner in November 2013. Mr. Fraser has served as President of Sackett Partners since its formation in 2000 upon retiring from a 27-year career in Investment Banking. Mr. Fraser served as Managing Director and Group Executive of the Global Oil and Gas Group of Chase Securities Inc., a subsidiary of The Chase Manhattan Bank (now JP Morgan Chase & Co.) from August 1995 until his retirement in January 2000. Mr. Fraser served as General Partner of Lazard Freres & Co. until 1995. Mr. Fraser served in various positions for Lazard Freres & Co. from 1978 to 1995. Mr. Fraser is a director of two public companies: he has been a Director of Subsea 7 SA since December 2009 and Rayonier Inc. since July 2014. He has also been a Director of Fleet Topco Ltd. since December 2016. Mr. Fraser served as a Director of Smith International Inc. from December 2004 to August 2010, of Terra Industries Inc. from 2003 to April 2010, and of Forest Oil Corporation from May 2000 to January 2015. Mr. Fraser holds a bachelor of arts degree from Princeton University. We believe that Mr. Fraser’s extensive experience and knowledge of accounting and financial practices brings significant financial experience and skill to the board of directors of our general partner.

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
Fady Kiama—Vice President and Chief Financial Officer. Mr. Kiama was appointed vice president and chief financial officer of our general partner in June 2013. Mr. Kiama has more than 28 years of financial management experience and has served as corporate planning director and group controller of OCI SAE from 2001 until May 2013. Mr. Kiama served as chief financial officer of Misr Gulf Oil Processing Co. in Egypt from 1999 to 2001, Planning Director for PepsiCo Foods Egypt from 1997 to 1999, Chief Financial Officer for PepsiCo Foods Saudi Arabia from 1995 to 1997 and as a financial analyst and group finance manager for Procter & Gamble Egypt from 1990 to 1995. Mr. Kiama holds a B.A. and a M. A. in economics from the American University in Cairo.

ITEM 11.    EXECUTIVE COMPENSATION
OCI GP LLC, our general partner, manages our operations and activities on our behalf through its officers and directors and is solely responsible for providing the employees and other personnel necessary for us to conduct our operations. Although all of the employees that conduct our business are employed by our general partner, its affiliates and certain of our subsidiaries, we sometimes refer to these individuals as our officers and employees for ease of reference. This executive compensation disclosure provides an overview of our executive compensation program offered to our named executive officers (“NEOs”), who are:

•	Ahmed El-Hoshy, our President and Chief Executive Officer;

•	Fady Kiama, our Vice President and Chief Financial Officer; and

•	Frank Bakker, our former President and Chief Executive Officer.
Effective May 12, 2017, Mr. Bakker resigned from his positions with our general partner and the board of directors of our general partner appointed Mr. El-Hoshy as President and Chief Executive Officer.
The NEOs are the only individuals who served as executive officers of our general partner during 2017. The compensation-related sections of this document are intended to comply with the reduced disclosure requirements provided under the JOBS Act.
Summary Compensation Table for 2017 and 2016
The following table summarizes the total compensation paid to Mr. El-Hoshy for his services to us in 2017 and to Mr. Kiama and Mr. Bakker for their services to us in 2017 and 2016. In addition to devoting a portion of their working time to our business, Mr. El-Hoshy and Mr. Kiama also allocate a portion of their working time to certain responsibilities for OCI and its other subsidiaries, which for Mr. El-Hoshy includes serving as both President and Chief Executive Officer of our general partner and Chief Executive Officer of OCI Americas, an indirect, wholly-owned subsidiary of OCI and, for Mr. Kiama. serving as Vice President and Chief Financial Officer of our general partner. Accordingly, the amounts shown in the table below reflect only that portion of our NEO's compensation that is allocated to us. This includes a portion of Mr. El-Hoshy’s and Mr. Kiama’s salary and cash-based annual incentive compensation and, for Mr. Kiama, also includes certain additional benefits related to his international assignment to the United States.

Name and Principal Position (1)	Year	Salary (3) ($)	Bonus (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation (6) ($)	Total ($)
Ahmed El-Hoshy President and Chief Executive Officer	2017	150,000	150,000	—	—	300,000
Fady Kiama	2017	343,611	—	81,132	141,365	566,108
Vice President and Chief Financial Officer	2016	333,439	—	145,639	139,876	618,954
Frank Bakker (2)	2017	102,359	—	—	168,295	270,654
Former President and Chief Executive Officer	2016	307,110	—	240,000	373,845	920,955

(1)	Amount shown represents base salary amounts actually paid to our NEOs for service to our general partner.

(2)	Certain amounts provided to Mr. Bakker were paid in Euros. Amounts shown below have been converted to U.S. Dollars based on the contractual exchange rate agreed upon with OCI of €1.00 to $1.0925.

(3)	Amount shown represents base salary amounts actually paid to our NEOs for service to our general partner.

(4)	Amount shown represents a discretionary cash bonus for 2017.

(5)	Amount shown for 2017 represents the annual cash incentive award for 2017.

(6)	Amount shown includes the components set forth in the table below.

Name and Principal Position	Year	Housing Allowance ($)	Dependent Tuition Assistance ($)	International Assignment Allowance ($)	Representation Fee ($)	Automobile Provision(1) ($)	Professional Services ($)	Home Leave Expense ($)	Pension Contribution(2) ($)	All Other Compensation(3) ($)
Fady Kiama, Vice President and Chief Financial Officer	2017	48,518	59,995	—	—	18,580	8,200	6,072	—	141,365
Frank Bakker, Former President and Chief Executive Officer	2017	28,577	—	18,534	711	15,470	4,463	38,785	61,755	168,295
_____________________________________

(1)	The amounts shown represent leased car expenses.

(2)
Amount shown represents an employer pension contribution of $54,045 and Mr. Bakker’s personal pension contribution of $7,710 in 2017. The pension contribution and social security premium are paid to entities within the Netherlands and, therefore, are treated as wages under the current United States tax treaty.

(3)
Amount shown represents benefits provided in conjunction with our NEOs’ international assignment to the United States, which also includes tax make-whole payments provided to our NEOs. For Mr. Bakker, the estimated tax make-whole payments in 2017 were $62,454.

Narrative Disclosure to Summary Compensation Table
The primary elements of compensation for our NEOs are base salary, an annual cash incentive award, and for Mr. Kiama, certain additional benefits as described below.
Base Salary. Base salaries were initially set by OCI at levels deemed necessary to attract and retain individuals with superior talent and which were consistent with competitive pay practices. Salaries may be adjusted from time to time to reflect changes in responsibility, company performance, cost of living or such other factors as the employing entity may consider.
Annual Cash Incentive Awards. In 2017, Mr. El-Hoshy and Mr. Kiama were eligible for annual cash incentive awards. Mr. El-Hoshy's cash incentive award is determined by OCI on a discretionary basis and, for 2017, our allocated portion of this award was pro-rated based on his partial year of service to us beginning in May 2017.
Mr. Kiama's annual cash incentive award has a target value of 25% of his base salary and is generally determined on a discretionary basis with reference to levels of achievement of certain financial performance metrics as well as individual and team based objectives, which include certain strategic imperatives, and financial results. For 2017, these objectives included maintaining compliance with securities law requirements, attaining financial goals generally related to EBITDA and distribution targets and increasing organizational capacity and efficiency.
Retirement, Health, Welfare and Additional Benefits. Employee benefit plans and programs are offered to our employees, subject to the terms and eligibility requirements of those plans, as in effect from time to time. Our NEOs are also eligible to participate in these programs to the same extent as all similarly situated employees generally.
Mr. El-Hoshy, who is employed and compensated by OCI USA, participates in employee benefit plans and programs maintained by OCI USA and no portion of the costs associated with those arrangements is allocated to us. Since Mr. Kiama, who has historically been employed by OCI, provides services to us pursuant to an international assignment to the United States, his compensation package includes components related to his international assignment in accordance with OCI’s policies for expatriate employees. For 2017, these benefits included housing assistance, dependent tuition assistance, automobile provisions, home leave expenses and healthcare benefits. The amounts of these benefits are included in the Summary Compensation Table above, under the column labeled “All Other Compensation.”
Outstanding Equity Awards at December 31, 2017
Our NEOs have not previously received any awards or grants of equity or equity-based compensation in us or in relation to their services for us or our general partner, and our NEOs do not hold any outstanding equity or equity-based awards.

Employment, Severance and Change in Control Arrangements
Our NEOs are generally subject to the same employment conditions and policies as other employees of our organization. In addition, our NEOs do not have any agreements with us that provide for severance payments upon termination of employment or in connection with a change in control. However, Mr. Kiama has entered into an agreement with OCI pursuant to which he would be entitled to receive from OCI, in the event his employment is terminated and certain requirements are met by OCI, an end of service compensation payment equal to two months’ salary for each year of service with OCI that was completed prior to the termination (currently this amount equals approximately 3 years of salary).
Mr. Bakker did not receive any severance payment or benefits in connection with his resignation in May 2017 from OCIP.
Compensation of Our Directors
The officers or employees of our general partner or of OCI or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Our general partner has approved a director compensation program pursuant to which directors of our general partner who are not officers or employees of our general partner or of OCI or its affiliates receive compensation as “non-employee directors,” which consists of an annual cash retainer of $150,000. We paid retainers of $150,000 for the year ended December 31, 2017 to our non-employee directors in two installments of $75,000 each, which were paid in April and October of 2017. In addition, Messrs. Meyer, Fraser and Gregory received additional compensation of $50,000 each for their service as members of the conflicts committee, and Mr. Meyer received additional compensation of $25,000 for his service as chairman of the conflicts committee. This additional compensation was provided to the conflicts committee members as a one-time payment in consideration of their service on the conflicts committee in connection with the Proposed Transaction.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash
Michael L. Bennett	$150,000
Francis G. Meyer	$225,000
Dod A. Fraser	$200,000
Nathaniel A. Gregory	$200,000
None of our non-employee directors held any outstanding equity or equity-based awards in us as of December 31, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table presents information regarding beneficial ownership of our common units as of March 5, 2018 by:

•	our general partner;

•	each of our general partner’s directors;

•	each of our general partner’s named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding common units; and

•	all of our general partner’s executive officers and directors as a group.
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

Name and Address of Beneficial Owner	Amount of Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned(1)
OCI GP LLC(2)	—	—
OCIP Holding LLC(3)	76,774,139	88.25%
Morgan LLC(4)	5,609,388	6.45%
Michael L. Bennett	15,000	*
Ahmed K. El-Hoshy	850	*
Nassef Sawiris	879,214	1.01%
Francis G. Meyer	—	—
Dod A. Fraser	1,000	*
Nathaniel A. Gregory	10,000	*
Fady Kiama	—	—
All directors and executive officers of our general partner as a group (seven persons)	906,064	1.04%
_____________________________________
*    Less than 1%.

(1)	Based on 86,997,590 common units outstanding as of March 5, 2018.

(2)	OCI GP LLC, is a wholly-owned subsidiary of OCI USA, is our general partner and manages and operates our business and has a non-economic general partner interest in us.

(3)	OCIP Holding LLC, is an indirect, wholly-owned subsidiary of OCI USA, which is an indirect, wholly-owned subsidiary of OCI.

(4)	This information was obtained from the Depository Trust & Clearing Corporation as of February 27, 2018.

The following table sets forth, as of March 5, 2018, the number of ordinary shares of OCI owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group. The percentage of total ordinary shares is based on 210,306,101 ordinary shares outstanding as of March 5, 2018.
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

Name and Address of Beneficial Owner	Number of Ordinary Shares Beneficially Owned	Percentage of Total Ordinary Shares (1)
Michael L. Bennett	8,500	*
Nassef Sawiris	62,568,647	29.75%
Ahmed K. El-Hoshy	24,900	*
Francis G. Meyer	—	—
Dod A. Fraser	—	—
Nathaniel A. Gregory	—	—
Fady Kiama	—	—
All directors and executive officers of our general partner as a group (seven persons)	62,602,047	29.77%
_____________________________________
*    Less than 1%.

(1)	Based on 210,306,101 common shares outstanding as of March 5, 2018.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2017 with respect to common units that may be issued under our LTIP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	—	—	8,050,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	8,050,000
_____________________________________

(1)	Reflects the common units available for issuance pursuant to our LTIP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a discussion of director independence, see Item 10—“Directors, Executive Officers and Corporate Governance.”
OCIP Holding, an indirect, wholly-owned subsidiary of OCI USA, owns 76,774,139 common units, representing approximately 88.25% of our outstanding common units. OCI USA, an indirect, wholly-owned subsidiary of OCI, owns all of the member interests in our general partner, which owns a non-economic general partner interest in us. Additionally, Nassef Sawiris, one of our directors and the chief executive officer of OCI owns 879,214 common units, representing an approximately 1.01% of our outstanding common units.
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

Operational Stage
Distributions to OCI and its affiliates
•    We will generally make cash distributions to our unitholders pro rata, including to OCIP Holding as a holder of common units. OCI, together with its affiliates, owns 77,653,353 common units, representing approximately 89.26% of our outstanding common units and will receive a pro rata percentage of the cash available for distribution that we distribute in respect thereof.

Payments to our general partner and its affiliates	• We will reimburse our general partner and its affiliates for all expenses incurred on our behalf.

Liquidation Stage
Liquidation	• Upon our liquidation, our unitholders will be entitled to receive liquidating distributions according to their respective capital account balances.
Our Agreements with OCI and its Affiliates
In connection with the completion of the our initial public offering on October 9, 2013 (the “IPO”), we, our general partner and OCI entered into the following agreements that govern the business relations among us, our general partner and OCI. These agreements were not the result of arm’s-length negotiations and the terms of these agreements are not necessarily at least as favorable to each party to these agreements as terms which could have been obtained from unaffiliated third parties.
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

Under the Omnibus Agreement, OCI USA has agreed to indemnify us for certain environmental losses suffered or incurred by us, directly or indirectly, by reason of or arising out of (i) any violation of environmental laws, (ii) any environmental event, condition or matter associated with or arising from the ownership or operation of the assets contributed to us and (iii) any environmental event, condition or matter associated with or arising from the assets retained by OCI USA, whether occurring before, on or after the closing of the IPO and whether occurring under environmental laws as in effect prior to, at or after the closing of the IPO. With respect to clause (i) or clause (ii) of the preceding sentence, OCI USA is obligated to indemnify us only to the extent that such violation or environmental event, condition or matter was caused by the consummation of the transactions contemplated by the Contribution Agreement we entered into with OCI USA and certain of its affiliates in connection with the IPO (the “Contribution Agreement”) or commenced, occurred or existed before the closing of the IPO under environmental laws as in effect prior to the closing of the IPO. OCI USA’s indemnification obligations for covered environmental losses are subject to a deductible of $250,000 per claim before we are entitled to indemnification. There is no limit on the amount for which OCI USA will indemnify us under the Omnibus Agreement once we meet the deductible, if applicable.
OCI USA has also agreed to indemnify us from and against any losses suffered or incurred by us by reason of or arising out of:

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

We have agreed to indemnify OCI USA for events and conditions associated with the ownership or operation of the contributed assets that occur after the closing of the IPO and for environmental liabilities related to the contributed assets to the extent OCI USA is not required to indemnify us as described above. There is no limit on the amount for which we will indemnify OCI USA under the Omnibus Agreement.
In addition, under the Omnibus Agreement, OCI USA has agreed to provide, or cause one or more of its affiliates to provide, us with such selling, general and administrative services and management and operating services as may be necessary to manage and operate our business and affairs. Pursuant to the Omnibus Agreement, we reimburse OCI USA for all reasonable direct or indirect costs and expenses incurred by OCI USA or its affiliates in connection with the provision of such services, including the compensation and employee benefits of employees of OCI USA or its affiliates.
Subject to the terms and conditions of the Omnibus Agreement, OCI granted and conveyed to us a nontransferable, nonexclusive, royalty-free right and license to use the “OCI” logo and trademark and all other trademarks and tradenames owned by OCI.
We also have agreed to reimburse OCI USA for our share of state and local income or other taxes borne by OCI USA as a result of our income being included in a combined or consolidated state or local tax return filed by OCI USA with respect to taxable periods including or beginning on the closing date of the IPO.
The Omnibus Agreement, other than the indemnification provisions set forth therein, may be terminated (i) by the written agreement of all of the parties thereto or (ii) by OCI or us immediately upon a “Partnership Change of Control” (as defined in the Omnibus Agreement) by written notice given to the other parties to the Omnibus Agreement.
See note 7 – “Related Party Transactions” to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report for additional information regarding the amounts we paid to or on behalf of OCI and its affiliates, including under the omnibus agreement. Also see note 7 – “Related Party Transactions” to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report for summaries of the terms of our other related party agreements with OCI and its affiliates, including amounts paid thereunder.

Revolving Credit Facility—Related Party
The intercompany revolving credit facility between OCIB and OCI USA Inc. (the “Revolving Credit Facility—Related Party”) became effective on November 30, 2016 and has a borrowing capacity of $40.0 million and a maturity date of January 20, 2020. For a description of the revolving credit facility—related party, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Revolving Credit Facility—Related Party.”
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.ocipartnerslp.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act) to be provided by our independent registered public accounting firm. Our audit committee pre-approved all fees incurred in fiscal years 2017 and 2016.
The following table presents fees billed and expected to be billed for professional audit services rendered by KPMG LLP for fiscal years 2017 and 2016 and fees billed and expected to be billed for other services rendered by KPMG LLP for fiscal years 2017 and 2016.

	Fiscal Year 2017	Fiscal Year 2016
KPMG LLP:
Audit Fees(1)	$845,545	$1,079,051
Audit Related Fee(2)	$141,499	$—
Tax Fees(3)	$15,000	$20,000
Total	$1,002,044	$1,099,051
_____________________________________

(1)
Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of our financial statements, quarterly reviews, Securities Act filings and related matters, and consents issued in connection with Securities Act filings arising during the course of the audit for fiscal years 2017 and 2016.

(2)	Represents fees for professional services rendered to assist with the adoption of the new revenue recognition standard (ASC 606).

(3)	Represents fees for professional services rendered in connection with tax compliance.

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
(b) Exhibits.
See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350
3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350
3.3*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098
3.4*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of March 26, 2014	8-K	3.1	March 26, 2014	001-36098
10.1*	Omnibus Agreement, entered into and effective as of October 9, 2013, by and between OCI N.V., OCI USA Inc., OCI Partners LP, OCI GP LLC and OCI Beaumont LLC	8-K	10.2	October 15, 2013	001-36098
10.2*#	OCI Partners LP 2013 Long-Term Incentive Plan	8-K	10.3	October 15, 2013	001-36098
10.3A*	Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., as guarantor, various lenders, Barclays Bank PLC, as syndication agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as administrative agent	S-1/A	10.7	September 9, 2013	333-189350
10.3B*	Amendment No. 1, dated as of November 27, 2013, to Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., OCI Partners LP, various lenders and Bank of America, N.A., as administrative agent	8-K	10.2	December 4, 2013	001-36098
10.3C*	Amendment No. 2, dated as of April 4, 2014, to Term Loan Credit Agreement, dated as of August 20, 2013, among OCI Beaumont LLC, as borrower, OCI USA Inc., OCI Partners LP, various lenders and Bank of America, N.A., as administrative agent	8-K	10.2	April 9, 2014	001-36098
10.3D*	Amendment No. 3, dated as of June 13, 2014, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	June 19, 2014	001-36098
10.3E*	Amendment No. 4, dated as of March 12, 2015, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	March 16, 2015	001-36098
10.3F*	Amendment No. 5 and Waiver, dated as of October 16, 2015, among OCI Beaumont, LLC, OCI USA Inc., OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Term Loan Agreement dated as of August 20, 2013	8-K	10.2	October 22, 2015	001-36098
10.3G*	Amendment No. 6, dated as of March 17, 2016, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.2	March 22, 2016	001-36098

10.3H*	Amendment No. 7, dated as of November 30, 2016, among OCI Beaumont LLC, OCI USA Inc., OCI Partners LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Term Loan Credit Agreement dated as of August 20, 2013	8-K	10.1	December 1, 2016	001-36098
10.4*	Beaumont Fertilizer Plant Contract Agreement for Methanol and Ammonia Debottlenecking and Plant Turnaround, dated June 5, 2013, between OCI Beaumont LLC and Orascom E&C USA Inc.	S-1/A	10.4	July 23, 2013	333-189350
10.5A*	Revolving Credit Agreement, dated as of April 4, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, lead arranger and bookrunner	8-K	10.1	April 9,2014	001-36098
10.5B*	Amendment No. 1, dated as of June 13, 2014, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	June 19, 2014	001-36098
10.5C*	Amendment No. 2, dated as of March 12, 2015, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent and a lender, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 16, 2015	001-36098
10.5D*	Amendment No. 3 and Waiver, dated as of October 16, 2015, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	October 22, 2015	001-36098
10.5E*	Amendment No. 4 and Waiver, dated as of March 11, 2016, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 17, 2016	001-36098
10.5F*	Amendment No. 5 and Waiver, dated as of March 17, 2016, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	March 22, 2016	001-36098
10.5G*	Amendment No. 6 and Waiver, dated as of January 4, 2017, among OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent, and the other lenders party thereto, to the Revolving Credit Agreement dated as of April 4, 2014	8-K	10.1	January 10, 2017	001-36098
10.6*	Incremental Term Loan Commitment Agreement, dated as of July 2, 2015, among OCI USA Inc., OCI Beaumont LLC, OCI Partners LP and Bank of America, N.A., as administrative agent	8-K	10.1	July 7, 2015	001-36098
10.7*	Amended and Restated Intercompany Term Facility Agreement, effective November 30, 2016, among OCI Beaumont LLC and OCI USA Inc.	8-K	10.2	December 1, 2016	001-36098
10.8*	Intercompany Revolving Facility Agreement, dated as of September 15, 2016, among OCI Beaumont LLC and OCI USA, Inc.	8-K	10.3	December 1, 2016	001-36098
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Accounting Firm
24.1†	Power of Attorney of Directors and Officers of OCI GP LLC

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.LAB+	XBRL Labels Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
_____________________________________
*    Incorporated by reference into this Annual Report on Form 10-K as indicated.
†    Filed or furnished, as applicable, herewith.
#    Compensatory plan or arrangement.
+    Interactive Data File.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OCI Partners LP
By: OCI GP LLC, ITS GENERAL PARTNER

/s/ Ahmed El-Hoshy
Ahmed El-Hoshy, Chief Executive Officer and President
Date: March 5, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2018.

/s/ Ahmed El-Hoshy
Ahmed El-Hoshy,
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