Form 10-Q
period 2018-03-31
OCI Partners LP
filed 2018-05-07
CIK 1578932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2018, the registrant had 86,997,590 common units outstanding.

OCI PARTNERS LP
Form 10-Q

PART I. FINANCIAL INFORMATION

OCI PARTNERS LP

Condensed Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(Dollars in thousands, except per unit data)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,591	$16,275
Accounts receivable	43,413	32,032
Accounts receivable—related party	1,505	6,503
Inventories	2,524	6,041
Advances due from related parties	80	188
Other current assets and prepaid expenses	4,823	3,917
Total current assets	100,936	64,956
Property, plant, and equipment, net of accumulated depreciation of $242,273 and $227,050, respectively	543,335	558,206
Other non-current assets	1,468	942
Total assets	$645,739	$624,104
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$16,348	$14,812
Accounts payable—related party	4,725	14,268
Other payables and accruals	1,415	2,652
Revolving credit facility, net	—	15,977
Current maturities of the term loan facility	4,550	4,480
Accrued interest	176	2,402
Accrued interest—related party	—	1,468
Cash distributions payable	23,489	—
Other current liabilities	2,015	1,150
Total current liabilities	52,718	57,209
Term loan facility, net	442,915	223,428
Term loan facility—related party	—	200,000
Other non-current liabilities	3,128	3,146
Total liabilities	498,761	483,783
Partners’ capital
Common unitholders —86,997,590 issued and outstanding at March 31, 2018 and December 31, 2017	146,978	140,321
General partner’s interest	—	—
Total partners’ capital	146,978	140,321
Total liabilities and partners’ capital	$645,739	$624,104
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Operations
Three Month Periods Ended March 31, 2018 and 2017
(Unaudited)
(Dollars in thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Revenues	$109,758	$89,312
Revenues—related party	7,588	3,579
Total Revenue	117,346	92,891

Cost of goods sold (exclusive of depreciation)	49,937	44,888
Cost of goods sold (exclusive of depreciation)—related party	3,721	3,384
Total Cost of goods sold (exclusive of depreciation)	53,658	48,272

Selling, general and administrative expenses	2,844	4,102
Selling, general and administrative expenses—related party	2,260	967
Total Selling, general and administrative expenses	5,104	5,069

Depreciation expense	15,223	15,244
Income from operations before interest expense, other income and income tax expense	43,361	24,306
Interest expense	5,895	5,547
Interest expense—related party	3,468	4,530
Loss on extinguishment of debt	3,501	—
Other expense (income)	6	(19)
Income from operations before tax expense	30,503	14,210
Income tax expense	357	466
Net income	$30,146	$13,744
Earnings per limited partner unit:
Common unit (basic and diluted)	$0.35	$0.16
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	86,997,590	86,997,590
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Partners’ Capital
Three Months Ended March 31, 2018 and 2017
(Unaudited)
(Dollars in thousands, except per unit data)

	Common Units		Total Partners’ Capital
	Units	Amount
Balance, December 31, 2016	86,997,590	$153,251	$153,251
Net income	—	13,744	13,744
Balance, March 31, 2017	86,997,590	$166,995	$166,995

Balance, December 31, 2017	86,997,590	$140,321	$140,321
Distributions	—	(2,523)	(2,523)
Distributions—Related Party	—	(20,966)	(20,966)
Net income	—	30,146	30,146
Balance, March 31, 2018	86,997,590	$146,978	$146,978
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(Unaudited)
(Dollars in thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$30,146	$13,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,223	15,244
Amortization of debt issuance costs	508	551
Deferred income tax expense	(18)	326
Loss on extinguishment of debt	3,501	—
Decrease (increase) in:
Accounts receivable	(11,381)	(10,387)
Accounts receivable—related party	4,998	505
Inventories	3,517	(1,001)
Advances due from related parties	108	160
Other non-current assets, other current assets and prepaid expenses	(847)	648
Increase (decrease) in:
Accounts payable	1,597	(4,850)
Accounts payable—related party	(216)	260
Other payables, accruals, and current liabilities	(277)	180
Accrued interest	(2,226)	(378)
Accrued interest—related party	(1,468)	(171)
Net cash provided by operating activities	43,165	14,831
Cash flows from investing activities:
Purchase of property, plant, and equipment	(508)	(1,368)
Net cash used in investing activities	(508)	(1,368)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	62,000
Proceeds from term loan facility	455,000	—
Repayment of revolving credit facility	(16,000)	(30,000)
Repayment of term loan B credit facility	(231,825)	(1,120)
Repayment of term loan facility—related party	(200,000)	—
Repayment of revolving credit facility—related party	—	(35,000)
Debt issuance costs	(8,189)	(136)
Remittance of cash to OCI USA for transferred trade receivables	(9,327)	(112)
Net cash used in financing activities	(10,341)	(4,368)
Net increase in cash and cash equivalents	32,316	9,095
Cash and cash equivalents, beginning of period	16,275	8,080
Cash and cash equivalents, end of period	$48,591	$17,175
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(Unaudited)
(Dollars in thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Supplemental cash disclosures:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	7,608	5,361
Cash paid during the period for interest—related party	4,936	4,701
Supplemental non-cash disclosures:
Accruals of property, plant and equipment purchases	$183	$244
Distribution to Unitholders payable	2,523	—
Distribution to Unitholders payable—related party	20,966	—
See accompanying notes to condensed consolidated financial statements.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 1 — Business and Basis of Presentation
Description of Business
OCI Partners LP (the “Partnership,” “OCIP,” “we,” “us,” or “our”) is a Delaware limited partnership formed on February 7, 2013 whose focus is on the production, marketing and distribution of methanol and anhydrous ammonia. Our production facility is strategically located on the U.S. Gulf Coast near Beaumont, Texas and commenced full operations during August 2012. Our facility has pipeline connections to adjacent customers, port access with dedicated methanol and ammonia import/export jetties, allowing us to ship both products along the Gulf Coast or export internationally, and truck loading facilities for both methanol and ammonia.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, and accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2017 filed with the SEC on March 5, 2018 (“Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement of the Partnership’s financial position as of March 31, 2018, and the consolidated results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other reporting period.
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
On August 29, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the cash flow reporting of certain issues that were either unclear or not addressed under existing U.S. GAAP. The standard requires the retrospective transition method and is effective for annual and interim periods in the fiscal years beginning after December 15, 2017, although early adoption is permitted. The adoption of ASU 2016-15 did not have any impact on the Partnership's consolidated financial statements or disclosures.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09 on January 1, 2018, using the modified retrospective approach, had no significant impact on our results of operations, cash flows or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer. No transition adjustment was necessary upon adoption. Additional information and disclosures required by this new standard are contained in note 3 – Significant Accounting Policies.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases. Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. These updates also expand the required quantitative and qualitative disclosures surrounding leases. The new lease standard requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Partnership has begun evaluating the new lease standard, including the review and implementation of the necessary changes to our existing process and systems that will be required to implement this new standard and the effect of adoption on our consolidated financial statements. We plan to adopt this ASU beginning on January 1, 2019 using the modified retrospective transition approach.

Note 3—Significant Accounting Policies
There have been no material changes to the significant accounting policies described in our Annual Report, except for the significant accounting policies set forth below.

A. Revenue Recognition
Revenue is recognized based on contracts or other persuasive evidence of an arrangement with the customer that has the approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue from sales of our products is measured based on a consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over our products to a customer. The majority of the Partnership's agreements for the sale of methanol or ammonia that are delivered via chartered barge, vessel or truck are sold on a Free on Board ("FOB") shipping point basis, with title and risk of loss transferring when product crosses the inlet flange of the barge/vessel/truck when loaded at OCIB's facility. Agreements involving delivery via pipeline are shipped on a FOB destination point basis, with title and risk of loss transferring at the valve connection between the Partnership's pipeline and the customer's owned/leased pipeline. Regardless of the method of delivery, each metric ton of methanol and ammonia is determined to be a separate performance obligation as each unit is capable of being distinct and distinct within the context of the contract.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

At present, all of the Partnership's contracts for the sale of methanol or ammonia include index based pricing terms that reflect a specified discount for each unit to a published monthly benchmark. The presence of index based pricing indicates that the transaction price can vary due to factors outside of the Partnership's influence (such as market volatility). Therefore, the total transaction price is variable due to index based pricing terms which will be constrained until the uncertainty of the index price is resolved. The Partnership has elected to use ASC 606-10-32-28 allocation exception that allows an entity to allocate variable consideration to one or more performance obligations instead of using the relative standalone selling price method. Under the allocation exemption, the Partnership will allocate the transaction price to each distinct unit of product transferred to the customer based on the published index price during the corresponding month of transfer. All revenue for the sale of methanol and ammonia is recognized at a point in time regardless of the method of transportation.
Provisions in customer contracts relating to meter calibration and third-party inspections do not transfer a good or service to the customer but, instead, are considered activities required to fulfill the Partnership's promise of delivering methanol or ammonia to the customer. As such, these activities are not identified as separate performance obligations. When third-party inspections are paid directly by the Partnership, they will be treated as a cost to fulfill and will be expensed to cost of goods sold (exclusive of depreciation) when incurred as the costs do not generate or enhance resources of the Partnership that will be used to satisfy performance obligations in the future. Furthermore, these activities do not constitute delivery of a service as it is a requirement to fulfill the contract. However, in cases where the customer pays a third party for an inspection and is subsequently reimbursed by OCIP, the Partnership will account for the reimbursed inspection fees as an element of variable consideration (i.e., consideration paid to a customer) and recognize it as a reduction of the transaction price. Meter recalibration fees will be treated as costs to fulfill and qualify for capitalization as the costs generate or enhance resources of the Partnership that will be used to satisfy performance obligations in the future. However, the period between meter calibrations is every three months and the costs of the meter calibrations is immaterial, therefore, these costs will be expensed as incurred to cost of goods sold (exclusive of depreciation).
Demurrage is a form of liquidated damages for breaching the lay time allotted for the chartered barge, vessel or truck to load the product sold. Demurrage charges are payable by the party at fault which can be either the customer or the Partnership. In the event the Partnership is obligated to reimburse the customer for demurrage charges, the Partnership will record the consideration payable to the customer as a reduction of transaction price. Since the Partnership may be reimbursed varying amounts for demurrage charges depending on factors that are out of the Partnership's controls, such reimbursements are considered variable consideration.
Barges, vessels or trucks chartered by the Partnership to ship product to customers commence their activity after the customer obtains control of the product and, therefore, represent a promised service to the customer. The Partnership has elected to treat shipping and handling charges incurred by it as costs to fulfill the promise to transfer the products to the customer. Shipping and handling charges are thus not capitalized as they do not generate or enhance resources of the Partnership that will be used to satisfy performance obligations in the future.
Commission paid to OCI Fertilizers USA, LLC for the sale of ammonia will be expensed to cost of goods sold (exclusive of depreciation)—related party as incurred as the contract duration is less than one year.
Contract modifications may exist as a change order or amendment. Generally, modifications increase or decrease the requested quantity of product or extend the agreement for additional periods. In either case, the modification relates to distinct goods that will always be priced commensurate with their stand-alone selling prices due to the application of index based pricing. As such, each contract modification will be accounted for prospectively as a separate contract.
B. Nature of our products
The goods included in OCIP's contracts are units of methanol or ammonia which are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally based on delivered price and availability of the product. As part of its ordinary business activities, OCIP is currently party to methanol and ammonia sales contracts with a small number of significant customers.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

C. Disaggregation of revenue
In the following table, revenue is disaggregated by major product line.

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	Sales Volumes	Revenue	Sales Volumes	Revenue
	(in metric tons)	(in thousands)	(in metric tons)	(in thousands)
Revenues:
Ammonia	73.0	$23,170	85.5	$21,135
Methanol	234.6	94,134	203.1	71,756
Other	—	42	—	—
Total	307.6	$117,346	288.6	$92,891
D. Contract balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. We had no asset impairment charges related to contract assets in the period. We have no contract assets or contract liabilities as of March 31 2018 or December 31, 2017, respectively. The following table provides information about our accounts receivable and accounts receivable—related party from contracts with customers.

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Accounts receivable:
Ammonia	$6,132	$5,154
Methanol	36,041	26,781
Other	2	16
Total	$42,175	$31,951

Accounts receivable—related party:
Ammonia	$1,197	$6,503
Methanol	268	—
Other	40	—
Total	$1,505	$6,503

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

E. Performance obligations
The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over our products to a customer. The majority of OCIP's agreements for the sale of methanol or ammonia that are delivered via chartered barge, vessel or truck are sold on a Free on Board ("FOB") shipping point basis, with title and risk of loss transferring when product crosses the inlet flange of the barge/vessel/truck when loaded at OCIB's facility. Agreements involving delivery via pipeline are shipped on a FOB destination point basis, with title and risk of loss transferring at the valve connection between OCIP's pipeline and the customer's owned/leased pipeline. OCIP's performance obligations are satisfied at the point in time at which OCIP transfers control of the product to the customer.
Payment terms under OCIP's sales contracts range from net 10 to net 30 days from the date the invoice is received.
Most of the Partnership's contracts allow for customer returns if the product delivered is outside standard product specifications. However, OCIP performs quality assurance at its facilities to ensure that products are within product specification guidelines prior to shipment. In addition, a third-party inspection is generally required before shipment to confirm the quantity and specification of the product are in accordance with the terms of the contract.
F. Transaction price allocated to the remaining performance obligations
In accordance with ASC 606-10-50-13, the Partnership is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of Partnership's customer contracts, these reporting requirements are not applicable. The Partnership's contracts meet certain exemptions as defined in ASC 606-10-50-14 through ASC 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) variable consideration related to unsatisfied performance obligations that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct goods or services as part of a performance obligation. For the Partnership's contracts that pertain to these exemptions: (i) the remaining performance obligations relate to the sale of methanol and ammonia; (ii) the estimated remaining duration of these performance obligations ranges from the remainder of the current calendar year to five years; and (iii) variable consideration for these contracts primarily includes index-based pricing terms that fluctuates throughout the contract.
G. Contract costs
The Partnership applies the practical expedient in ASC 340-40-25-4 of recognizing the incremental costs of obtaining contracts with customers as an expense when incurred if the amortization period of the assets of the Partnership otherwise would have been recognized is one year or less. These costs are included in selling, general, and administrative expense.
H. Practical Expedients
The Partnership has elected to use ASC 340-40-25-4 when accounting for commission paid to OCI Fertilizers USA, LLC for the sale of ammonia. ASC 340-40-25-4 allows OCIP to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that OCIP otherwise would have recognized is one year or less. The commission is paid for each month’s total sales of ammonia due to the index-based pricing changing month to month. As a result, the amortization period would only be one month, which is shorter than the one year threshold for capitalization. Therefore, the commission paid to OCI Fertilizers USA will be expensed to cost of goods sold (exclusive of deprecation)—related party as incurred, as the contract duration is less than one year.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 4 — Inventories
As of March 31, 2018 and December 31, 2017, the Partnership’s inventories consisted of finished goods. The Partnership had no raw materials and/or work-in-progress inventories. Below is a summary of inventory balances by product as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Ammonia	$951	$2,050
Methanol	1,573	3,991
Total	$2,524	$6,041

Note 5 — Property, Plant and Equipment

	As of
	March 31, 2018	December 31, 2017
Land	$3,371	$3,371
Plant and equipment	765,693	765,651
Buildings	14,933	14,933
Vehicles	127	55
Furniture, fixtures & office equipment	629	629
Computer hardware & software	44	—
Construction in progress	811	617
	785,608	785,256
Less: accumulated depreciation	242,273	227,050
	$543,335	$558,206

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 6 — Debt
(a) Debt—Related Party

	March 31, 2018	Interest Rate	Interest Rate as of March 31, 2018	Maturity Date
Revolving Credit Facility—Related Party	$—	4.75% + LIBOR + 0.25%	6.75%	January 20, 2020

	March 31, 2018	Interest Rate	Interest Rate as of March 31, 2018	Maturity Date
Term Loan Facility—Related Party	$—	6.75% + Adjusted LIBOR + 0.25%	8.75%	January 20, 2020

	December 31, 2017	Interest Rate	Interest Rate as of December 31, 2017	Maturity Date
Revolving Credit Facility—Related Party	$—	4.75% + LIBOR + 0.25%	6.55%	January 20, 2020

	December 31, 2017	Interest Rate	Interest Rate as of December 31, 2017	Maturity Date
Term Loan Facility—Related Party	$200,000	6.75% + Adjusted LIBOR + 0.25%	8.42%	January 20, 2020
The intercompany revolving credit facility between OCIB and OCI USA Inc. (the “Revolving Credit Facility—Related Party”) became effective on November 30, 2016 and had a borrowing capacity of $40,000 and a maturity date of January 20, 2020. The amount that could be drawn under the Revolving Credit Facility—Related Party was limited by the Original Revolving Credit Facility (as defined below) to $40,000 minus the amount of indebtedness outstanding under the Original Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party accrued interest at a rate equal to the sum of (i) the rate per annum applicable to the Original Revolving Credit Facility (including as such per annum rate fluctuated from time to time in accordance with the terms of the agreement governing the Original Revolving Credit Facility) discussed in note 6(b), plus (ii) 0.25%. OCIB paid a commitment fee to OCI USA Inc, an indirect, wholly-owned subsidiary of OCI (“OCI USA”), under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which was included as a component of interest expense—related party on the unaudited condensed consolidated statements of operations. The Revolving Credit Facility—Related Party was subordinated to indebtedness under the Original Term Loan B Credit Facility (as defined below) and the Original Revolving Credit Facility. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement (see note 6(b)), in part, to repay in full the $7 of commitment fees outstanding under the Revolving Credit Facility—Related Party. The Revolving Credit Facility—Related Party has been terminated effective as of March 13, 2018.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

The intercompany term loan facility between OCIB and OCI USA (the “Term Loan Facility—Related Party”) became effective on November 30, 2016 and had a borrowing capacity of $200,000 and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party were subordinated to indebtedness under the Original Term Loan B Credit Facility and the Original Revolving Credit Facility. Borrowings under the Term Loan Facility—Related Party accrued interest at a rate equal to the sum of (i) the rate per annum applicable to the Original Term Loan B Credit Facility (including as such per annum rate fluctuated from time to time in accordance with the terms of the agreement governing the Original Term Loan B Credit Facility) discussed in note 6(b) plus (ii) 0.25%. Such interest was payable on or before the date that is two business days after each payment of interest under the Original Term Loan B Credit Facility either, at the election of OCIB, (i) in cash or (ii) in-kind (“PIK Interest”) on which date (in the case of PIK Interest) such accrued interest was added to the principal amount of the loan outstanding and accrue interest as set forth in the Term Loan Facility—Related Party. On November 30, 2016, OCIB borrowed $200,000 under the Term Loan Facility—Related Party to prepay a portion of the Term B Loans as discussed in note 6(b). On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement (see note 6(b)), in part, to repay in full the $200,000 of principal and $639 of accrued interest outstanding under the Term Loan Facility—Related Party. The Term Loan Facility—Related Party has been terminated effective as of March 13, 2018.
(b) Debt—Third Party

	March 31, 2018	Interest Rate	Interest Rate as of March 31, 2018	Maturity Date
Revolving Credit Facility (1)	$—	3.75% + LIBOR	5.60%	March 13, 2020

(1)
Unamortized debt issue costs related to the revolving credit facility is $585 as of March 31, 2018 and is presented as a component of other non-current assets in the the accompanying unaudited condensed consolidated balance sheets.

	March 31, 2018	Interest Rate	Interest Rate as of March 31, 2018	Maturity Date
Term Loan Facility	$455,000	4.25% + LIBOR	6.00%	March 13, 2025
Less: Current Portion	4,550
Less: Unamortized Debt Issue Costs	7,535
Term Loan Facility, Net	$442,915

	December 31, 2017	Interest Rate	Interest Rate as of March 31, 2018	Maturity Date
Original Revolving Credit Facility	$16,000	4.75% + LIBOR	6.30%	March 31, 2018
Less: Unamortized Debt Issue Costs	23
Revolving Credit Facility, Net	$15,977

	December 31, 2017	Interest Rate	Interest Rate as of December 31, 2017	Maturity Date
Original Term Loan B Credit Facility	$231,825	6.75% + Adjusted LIBOR	8.17%	August 20, 2019
Less: Current Portion	4,480
Less: Unamortized Discount and Debt Issue Costs	3,917
Term Loan Facility, Net	$223,428

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Original Term Loan B Credit Facility and Amendments Thereto
On August 20, 2013, OCIB and OCI USA entered into a senior secured term loan facility agreement (as amended, supplemented or restated from time to time, the “Original Term Loan B Credit Facility”) with a syndicate of lenders. The Partnership subsequently became a party to the Original Term Loan B Credit Facility through a credit agreement joinder, dated as of October 18, 2013. The Original Term Loan B Credit Facility was comprised of three tranches of term debt in the amounts of $235,000 (the “Term B-2 Loan”), $165,000 (the “Term B-3 Loan”) and $50,000 (the “Term B-4 Loan” and, together with the Term B-2 Loan and Term B-3 Loan, the “Term B Loans”) which were scheduled to mature on August 20, 2019. Interest on the Original Term Loan B Credit Facility accrued, at OCIB's option, at adjusted LIBOR plus 6.75% per annum or the alternative base rate plus 5.75%. On November 30, 2016, OCIB utilized the funds borrowed under the Term Loan Facility—Related Party (see note 6(a)) to prepay $200,000 of Term B Loans under the Original Term B Loan Credit Facility. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement (as defined below), in part, to repay in full the outstanding principal of approximately $231,825 and accrued interest of approximately $1,385 under the Original Term B Loan Credit Facility.
Original Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit facility agreement (as amended, supplemented or restated from time to time, the “Original Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40,000 (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined in note 6(a)), including a $20,000 sublimit for letters of credit. The aggregate borrowing capacity of the Original Revolving Credit Facility was reduced by $2,500 on the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2017, leaving an aggregate borrowing capacity of $32,500 as of December 31, 2017. The Original Revolving Credit Facility was set to expire on March 31, 2018. Outstanding principal amounts under the Original Revolving Credit Facility accrued interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75%. OCIB also paid a commitment fee of 1.40% per annum on the unused portion of the Original Revolving Credit Facility. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement, in part, to repay in full the $80 of commitment fees outstanding under the Original Revolving Credit Facility.
Credit Agreement
On March 13, 2018, the Partnership successfully completed the closing of a $455,000 secured term loan credit facility (the “Term Loan Facility”) and a $40,000 revolving credit facility (the “Revolving Credit Facility”) established pursuant to a Credit Agreement, dated as of March 13, 2018 (the “Credit Agreement”), among the Partnership, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Revolving Credit Facility includes a $20,000 letter of credit sub-limit. All proceeds from the Revolving Credit Facility will be used by the Partnership for working capital, capital expenditures and other general corporate purposes.
The Partnership used the $455,000 proceeds of the Credit Agreement to (a) repay in full the existing indebtedness of OCIB, pursuant to the (i) Original Term Loan B Credit Facility of $231,825 in outstanding principal and $1,385 of accrued interest, and (ii) Original Revolving Credit Facility of $80 in commitment fees outstanding, (b) repay in full the existing intercompany debt, pursuant to the (i) Term Loan Facility—Related Party of $200,000 in outstanding principal and $639 of accrued interest, (ii) Revolving Credit Facility—Related Party of $7 in commitment fees outstanding, and (iii) the intercompany payables owed by OCIB to OCI USA Inc. of $9,327, and (c) for general corporate purposes.
The Term Loan Facility matures on March 13, 2025, and amortizes in quarterly installments equal to 0.25% of the original principal amount thereof, or $1,138 payable at the end of each fiscal quarter. The initial interest rate on the Term Loan Facility accrues interest at a rate equal to, at the Partnership’s option, LIBOR plus 4.25% or a base rate plus 3.25%. The respective interest rate margins are subject to reductions based on changes in our consolidated total net leverage ratio as outlined in the table below.

Interest Rate on the Term Loan Facility
Consolidated Total Net Leverage Ratio	LIBO Rate Loans	Base Rate Loans
Less than 2.75 to 1.00	4.00%	3.00%
Greater than or equal to 2.75 to 1.00	4.25%	3.25%

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

The consolidated total net leverage ratio is defined as the ratio of (i) (A) consolidated indebtedness (as defined in the Credit Agreement) less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters.
The Revolving Credit Facility matures on March 13, 2020 and outstanding principal amounts under the Revolving Credit Facility bear interest at an initial interest rate of, at the Partnership’s option, LIBOR plus 3.75% or a base rate plus 2.75%. The respective interest rate margins are subject to reductions based on changes in our consolidated first lien net leverage ratio as outlined in the table below.

Interest Rate on the Revolving Credit Facility
Consolidated First Lien Net Leverage Ratio	LIBO Rate Loans	Base Rate Loans
Less than 2.50 to 1.00	3.25%	2.25%
Less than 3.00 to 1.00 and greater than or equal to 2.50 to 1.00	3.50%	2.50%
Greater than or equal to 3.00 to 1.00	3.75%	2.75%
The consolidated first lien net leverage ratio is defined as the ratio of (i) (A) consolidated first lien debt (as defined in the Credit Agreement) less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. The Partnership will pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, that steps down to 0.375% if the first lien net leverage ratio is less than or equal to 3.00 to 1.00. As of March 31, 2018, the Partnership's consolidated total net leverage ratio and consolidated first lien net leverage ratio were both 2.65 to 1.00.
Scheduled amortization payments of the secured Term Loan Facility with respect to the Credit Agreement at March 31, 2018 are as follows:

Fiscal Year
2018	$3,413
2019	4,550
2020	4,550
2021	4,550
2022	4,550
2023	4,550
2024	4,550
2025	424,287
Total	$455,000
The Credit Agreement, as well as related fees and expenses, are unconditionally guaranteed by OCIB. The Credit Agreement, and related fees and expenses, are secured by a first priority lien on substantially all of OCIB’s and the Partnership's assets, subject to customary exceptions.
The Credit Agreement contains customary covenants which the Partnership must abide and default provisions for the benefit of the lenders, including a requirement that the Partnership maintain, on a quarterly basis, (i) a consolidated senior secured net leverage ratio not in excess of 5.25 to 1.00 and (ii) at times when any revolving loans or revolving loan commitments are outstanding, a consolidated interest coverage ratio of not less than 2.00 to 1.00. The consolidated senior secured net leverage ratio is defined as the ratio of (i) (A) consolidated senior secured debt (as defined in the Credit Agreement) less (B) the aggregate amount of unrestricted cash and cash equivalents included on the consolidated balance sheet to (ii) consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. The consolidated interest coverage ratio is defined as the ratio of (i) consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters to (ii) consolidated interest expense (as defined in the Credit Agreement) for the last four quarters. As of March 31, 2018, the Partnership’s consolidated senior secured net leverage ratio was 2.65 to 1.00, and its consolidated interest coverage ratio was 7.18 to 1.00. The Credit Agreement permits the Partnership to make distributions so long as no event of default has occurred and is continuing and the Partnership is in pro forma compliance with its financial maintenance covenants. Upon the occurrence of certain events of default under the Credit Agreement, Partnership’s obligations under the Credit Agreement may be accelerated.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

In addition, the Credit Agreement contains customary covenants and conditions, including limitations on our ability to finance future operations or capital needs or to engage in other business activities. These restrictions and covenants will limit our ability, among other things, to:

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
The Credit Agreement also contains various non-financial covenants, which include, among others, undertakings with respect to reporting requirements, maintenance of specified insurance coverage, and compliance with applicable laws and regulations. As of March 31, 2018, the Partnership was in compliance with all these covenants.
The Credit Agreement contains provisions for acceleration of the maturity and mandatory prepayment of the amounts borrowed under the Term Loan Facility and other obligations thereunder upon the occurrence of certain stated events and also for optional prepayments on account of the principal of the amounts borrowed under the Term Loan Facility prior to the maturity thereof upon the terms and conditions specified therein, including a 1% prepayment premium for repricing transactions occurring within 12 months of closing.
The Credit Agreement contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control and material litigation resulting in a final judgment against any borrower or subsidiary guarantor. Upon the occurrence and during the continuation of an event of default under the Credit Agreement the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against the Partnership and the collateral as may be available to the lenders under the Credit Agreement and other loan documents.
(c) Debt Issuance Costs
Original Term Loan B Credit Facility
The Original Term Loan B Credit Facility and amendments thereto included debt issuance costs that were withheld from the proceeds of the loans, arranger fees, as well as legal and structuring fees. These debt issuance costs were written off in connection with the repayment of the Original Term Loan B Credit Facility on March 13, 2018, resulting in a loss on extinguishment of debt during the three months ended March 31, 2018 of $3,501.
OCIB amortized debt issuance costs related to the Original Term Loan B Credit Facility of $415 and $522 during the three months ended March 31, 2018 and 2017, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Original Revolving Credit Facility
The Original Revolving Credit Facility and amendments thereto included consent fees, legal fees and other expenses. OCIB recorded the debt issuance costs as a reduction of short-term debt in the accompanying unaudited condensed consolidated balance sheets and amortized them over the term of the Original Revolving Credit Facility using the effective-interest method.
OCIB amortized debt issuance costs related to the Original Revolving Credit Facility of $24 and $29 during the three months ended March 31, 2018 and 2017, respectively. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.
 Credit Agreement
The Term Loan Facility under the Credit Agreement included approximately $7,589 of debt issuance costs. The debt issuance costs were recorded as a reduction of long-term debt in the accompanying unaudited condensed consolidated balance sheets and will be amortized over the term of the terms loans under the Credit Agreement using the effective-interest method.
The Revolving Credit Facility under the Credit Agreement included approximately $600 of debt issuance costs. The debt issuance costs associated with the Revolving Credit Facility were recorded as an other non-current assets in the accompanying unaudited condensed consolidated balance sheets and will be amortized over the term of the Revolving Credit Facility under the Credit Agreement using the effective-interest method.
OCIB amortized debt issuance costs related to the Credit Agreement of $69 during the three months ended March 31, 2018. No amounts were amortized during the three months ended March 31, 2017 as the Credit Agreement was not entered into until March 13, 2018. The amortization of the debt issuance costs is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Note 7 — Related Party Transactions
The Partnership has maintained and been involved with certain arrangements and transactions with OCI and its affiliates. The material effects of such arrangements and transactions are reported in the accompanying unaudited condensed consolidated financial statements as related party transactions.
The following table represents the effect of related party transactions on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenue	$7,588	$3,579
Cost of goods sold (exclusive of depreciation) (1)	3,721	3,384
Selling, general and administrative expenses (2)	2,260	967
Interest expense	3,468	4,530

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

(1)	Amounts represented in cost of goods sold (exclusive of depreciation) were incurred to the following related parties:

	Three Months Ended March 31,
	2018	2017
OCI GP LLC	$3,640	$3,384
OCI Fertilizers USA LLC	81	—
Total cost of goods sold (exclusive of depreciation)—related party	$3,721	$3,384

(2)	Amounts represented in selling, general and administrative expense were incurred to the following related parties:

	Three Months Ended March 31,
	2018	2017
OCI GP LLC	$535	$723
OCI Nitrogen B.V.	4	3
OCI Personnel B.V.	—	42
Contrack International Inc.	1,520	199
OCI USA	163	—
OCI N.V.	38	—
Total selling, general and administrative expenses—related party	$2,260	$967
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
During the three months ended March 31, 2018 and 2017, costs totaling $4,175 and $4,107, respectively, were incurred under this contract and payable to OCI GP LLC, in connection with reimbursement of providing selling, general and administrative services and management and operating services to manage and operate the business and affairs of the Partnership. Of these amounts, the wages directly attributable to revenue-producing operations were included in cost of goods sold (exclusive of depreciation)—related party and the remaining amounts incurred were included in selling, general and administrative expense—related party. During the three months ended March 31, 2018, $3,640 was recorded in costs of goods sold (exclusive of depreciation)—related party and $535 was recorded in selling, general and administrative expense—related party. During the three months ended March 31, 2017, $3,384 was recorded in costs of goods sold (exclusive of depreciation)—related party and $723 was recorded in selling, general and administrative expense—related party. Accounts payable—related party include amounts incurred but unpaid to OCI GP LLC of $4,523 and $4,433 as of March 31, 2018 and December 31, 2017, respectively.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

As shown in the table above, the Partnership recorded amounts due to (i) OCI Nitrogen B.V., an indirect, wholly-owned subsidiary of OCI, (ii) OCI Personnel B.V., an indirect, wholly-owned subsidiary of OCI, (iii) Contrack International Inc., an affiliate of OCI, (iv) OCI USA, and (v) OCI N.V. in selling, general and administrative expense—related party as shown on the unaudited condensed consolidated statement of operations, in relation to officers’ salaries, wages and travel expenses, and asset management information technology related project expenses in the amount of $1,725 during the three months ended March 31, 2018 as compared to $244 during the three months ended March 31, 2017. Accounts payable—related party include amounts incurred but unpaid to the aforementioned parties of $202 and $506 as of March 31, 2018 and December 31, 2017, respectively.
Distributions and Payments to OCI USA
Prior to the completion of our initial public offering, certain assets of OCIB were distributed to OCI USA, including $27,560 of trade receivables. All collections of transferred trade receivables have been received by the Partnership and remitted to OCI USA. During the three months ended March 31, 2018 and 2017, we remitted $9,327 and $112, respectively, of the collections of the transferred trade receivables to OCI USA.
On March 13, 2018, the Partnership used a portion of the proceeds from the Credit Agreement (as discussed in note 6(b)) to repay in full all amounts owed to OCI USA and as a result, no amounts are due to OCI USA as of March 31, 2018. Accounts payable—related party includes amounts payable to OCI USA of $9,329 as of December 31, 2017.
Advances due from Related Parties
Advances due from related parties represent unreimbursed expenses incurred on behalf of OCI and its affiliates. These advances are unsecured, non-interest bearing and are due on demand. As of March 31, 2018 and December 31, 2017, the Partnership had $80 and $188, respectively, due from related parties.
Set forth below is a table showing the amounts due from the following related parties:

	As of
	March 31, 2018	December 31, 2017
OCI N.V.	$62	$27
NatGasoline, LLC (1)	5	150
Contrack International Inc.	7	—
Orascom E&C USA Inc. (2)	1	7
Texam, LLC (3)	5	4
Total advances due from related party	$80	$188
____________________________________

(1)	OCI indirectly owns a 50% interest in NatGasoline, LLC.

(2)	Orascom E&C USA Inc. is an affiliate of OCI.

(3)	Texam, LLC is an indirect, wholly-owned subsidiary of OCI.
Revolving Credit Facility—Related Party and Term Loan Facility—Related Party
As indicated above in note 6(a), OCIB recorded interest expense—related party of $3,468 and $4,530 during the three months ended March 31, 2018 and 2017, respectively. Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA. On March 13, 2018, the Partnership used a portion of the proceeds from the Credit Agreement (as discussed in note 6(b)) to repay in full all accrued interest—related party owed to OCI USA and as a result, no amounts are due to OCI USA as of March 31, 2018. Accrued interest—related party includes amounts incurred but unpaid to OCI USA of $1,468 as of December 31, 2017.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Related Party Sales
On May 12, 2015, OCIB entered into an agreement with OCI Fertilizers USA LLC (“OCI Fertilizers USA”), an indirect, wholly-owned subsidiary of OCI that is a wholesaler of ammonia, to supply OCI Fertilizers USA with commercial grade anhydrous ammonia. OCI Fertilizers USA purchases the ammonia to resell to third parties. The term of the original agreement began on June 1, 2015 and ended on May 31, 2017 and renews automatically on an annual basis unless a party cancels with 90 days’ notice. Under the terms of the agreement, OCI Fertilizers USA is paid a 1.5% commission of the sales price to third parties. During the three months ended March 31, 2018 and 2017, we had related party sales of $5,388 and $3,579, respectively, for the sale of ammonia to OCI Fertilizers USA. Accounts receivable—related party includes amounts due from OCI Fertilizers USA of $1,197 and $1,382 as of March 31, 2018 and December 31, 2017, respectively.
On July 1, 2017, OCIB entered into an ammonia purchase agreement with OCI Fertilizer Trade & Supply B.V., an indirect wholly-owned subsidiary of OCI Fertilizers BV (“OCI Fertilizer Trade & Supply”) to supply OCI Fertilizer Trade & Supply with approximately 22,500 metric tons of commercial grade anhydrous ammonia during July and August of 2017. On December 20, 2017, OCIB entered into an ammonia purchase agreement with OCI Fertilizer Trade & Supply to supply OCI Fertilizer Trade & Supply with approximately 16,300 metric tons of commercial grade anhydrous ammonia during December of 2017. During both of the three months ended March 31, 2018 and 2017, we had no related party sales of ammonia to OCI Fertilizer Trade & Supply. Accounts receivable—related party includes amounts due from OCI Fertilizer Trade & Supply of $5,121 as of December 31, 2017. No amounts were due from OCI Fertilizer Trade & Supply as of March 31, 2018.
On January 20, 2018, OCIB entered into a tolling agreement with OCI Fuels Limited (“OCI Fuels”). Under the agreement, OCIB charges OCI Fuels a tolling fee to process the natural gas purchased and delivered to OCIB's facility by OCI Fuels for the production of methanol. During the three months ended March 31, 2018, we had $308 of related party sales of methanol to OCI Fuels. Accounts receivable—related party includes amounts due from OCI Fuels of $308 as of March 31, 2018. No amounts were due from OCI Fuels as of December 31, 2017.
On February 19, 2018, OCIB entered into an agreement with Iowa Fertilizer Company, an indirect wholly-owned subsidiary of OCI, to supply Iowa Fertilizer Company with up to 60,000 metric tons per year of commercial grade anhydrous ammonia, at OCIB's option. Pursuant to an exchange agreement with a third party, we deliver the anhydrous ammonia to the third party's barge on an FOB basis and an equal amount of product is delivered by the third party to Iowa Fertilizer's facility. During the three months ended March 31, 2018, we had $1,892 of related party sales of ammonia to Iowa Fertilizer Company. No amounts were due from Iowa Fertilizer Company as of March 31, 2018 or December 31, 2017, respectively.
Other Transactions with Related Parties
Guarantee of the Original Term Loan B Credit Facility
The term loans under the Original Term Loan B Credit Facility and related fees and expenses were unconditionally guaranteed by OCI USA. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement to repay in full the outstanding principal and accrued interest under the Original Term B Loan Credit Facility. The guarantee by OCI USA of the Original Term Loan B Credit Facility was terminated on March 13, 2018 in connection with the repayment in full of the Original Term Loan B Credit Facility.

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

Note 8 — Significant Customers
During the three months ended March 31, 2018 and 2017, the following customers accounted for 10% or more of the Partnership’s revenues:

Customer name	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Methanex Methanol Company, L.L.C.	38%	42%
Koch (1)	16%	*
Southern Chemical Distribution, L.L.C.	*	16%

(1)	Includes sales to Koch Fertilizer, LLC and Koch Methanol, LLC.
* Customer accounted for less than 10% of the Partnership's revenues for the period presented.
The loss of any one or more of the Partnership’s significant customers noted above may have a material adverse effect on the Partnership’s future results of operations.

Note 9 — Fair Value
The Partnership’s receivables and payables are short-term in nature and, therefore, the carrying values approximate their respective values as of March 31, 2018. Debt (including related party debt) accrues interest at a variable rate, and as such, the fair value approximates its carrying value as of March 31, 2018 and December 31, 2017.

Note 10 — Commitments, Contingencies and Legal Proceedings
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
Environmental: The Partnership’s facilities could be subject to potential environmental liabilities primarily relating to contamination caused by current and/or former operations at those facilities. Some environmental laws could impose on the Partnership the entire costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. The Partnership had no significant operating expenditures for environmental fines, penalties or government-imposed remedial or corrective actions during the three months ended March 31, 2018 and 2017.
Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Our unconditional purchase obligation relates to the supply of nitrogen. The contract requires the purchase of minimum quantities of nitrogen at current market prices. We have estimated our payment obligations under the existing contract using current market prices and currently expect our purchases to exceed our minimum payment obligations. Our obligations to make future payments under the nitrogen supply contract as of March 31, 2018 are summarized in the following table:

	Total	2018	2019	2020	2021	2022	Thereafter
Purchase Obligations	$36,113	$4,351	$5,775	$5,775	$5,775	$5,775	$8,662
Total payments relating to our nitrogen supply contract were approximately $1,782 and $1,941 during the three months ended March 31, 2018 and 2017, respectively.

Note 11 — Earnings per Limited Partner Unit

OCI PARTNERS LP
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit data)

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period indicated:

	Three Months Ended March 31,
	2018	2017
Net income	$30,146	$13,744
Basic and diluted weighted average number of limited partner units outstanding	86,997,590	86,997,590
Basic and diluted net income per limited partner unit	$0.35	$0.16

Note 12 — Partners' Capital and Partnership Distributions
As of March 31, 2018, the Partnership had a total of 86,997,590 common units issued and outstanding, of which 77,653,353 common units are owned by OCI or affiliates thereof, representing approximately 89% of the total Partnership common units outstanding.
The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

Period of Cash Distribution	Distribution Per Common Unit(1)	Total Cash Distribution	Date of Record	Date of Distribution
First Quarter, ended March 31, 2017	$0.23	$20,009	May 19, 2017	June 5, 2017
Second Quarter, ended June 30, 2017	$0.12	$10,440	August 18, 2017	September 8, 2017
Third Quarter, ended September 30, 2017	$0.08	$6,960	November 17, 2017	December 8, 2017
Fourth Quarter, ended December 31, 2017	$0.27	$23,489	March 23, 2018	April 6, 2018
First Quarter, ended March 31, 2018	$0.38	$33,059	May 23, 2018	June 8, 2018

(1)	Cash distributions for a quarter are declared and paid in the following quarter.

Note 13 — Subsequent Events
On May 7, 2018, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2018 through and including March 31, 2018 of $0.38 per unit, or approximately $33,059 in the aggregate. The cash distribution will be paid on June 8, 2018 to unitholders of record at the close of business on May 23, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our unaudited condensed consolidated financial statements and the related notes presented in this report as well as the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•
intense competition from other methanol and ammonia producers, such as Yara Freeport LLC that opened a 750,000 metric ton ammonia plant in in Freeport, TX in April 2018, including recent announcements by other producers, including other OCI affiliates, of their intentions to relocate, restart or construct methanol or ammonia plants in the Texas Gulf Coast region or elsewhere in the United States;

•
risks relating to our relationships with OCI or its affiliates, including competition from the 1.8 million metric ton methanol plant currently in the commissioning phase in Beaumont, TX by Natgasoline LLC (“Natgasoline”), an entity in which OCI indirectly owns a 50% interest;

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

•
our reliance on natural gas delivered to us by our suppliers, including a subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”); Houston Pipe Line Company, LP (“Houston Pipe Line Company”), a subsidiary of Energy Transfer Partners, L.P. and Enterprise Product Operating LLC (“Enterprise Products”), a subsidiary of Enterprise Products Partners L.P.;

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

OVERVIEW
We are a Delaware limited partnership formed in February 2013 whose focus is on the production, marketing and distribution of methanol and anhydrous ammonia. Our production facility is strategically located on the U.S. Gulf Coast near Beaumont, Texas and commenced full operations during August 2012. Our facility has pipeline connections to adjacent customers, port access with dedicated methanol and ammonia import/export jetties, allowing us to ship both products along the Gulf Coast or export internationally, and truck loading facilities for both methanol and ammonia.
We are currently one of the larger merchant methanol producers in the United States, with an annual methanol production design capacity of approximately 912,500 metric tons and an annual ammonia production design capacity of approximately 331,000 metric tons.
Both methanol and ammonia are global commodities that are essential building blocks for numerous end-use products. Methanol is a liquid petrochemical that is used in a variety of industrial and energy-related applications. The primary use of methanol is to make other chemicals, with approximately 42% of global methanol demand being used to produce formaldehyde, acetic acid and a variety of other chemicals that form the foundation of a large number of chemical derivatives. These derivatives are used to produce a wide range of products, including adhesives for the lumber industry, plywood, particle board and laminates, resins to treat paper and plastic products, and also paint and varnish removers, solvents for the textile industry and polyester fibers for clothing and carpeting. Energy related applications consume approximately 29% of methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of dimethyl ether (“DME”) and Methyl tertiary-butyl ether (“MTBE”). Methanol blending in gasoline is currently not permitted in the United States. Methanol-to-olefins (“MTO”) consumes the remaining 29% of global methanol demand as the MTO segment in China has grown by approximately 44% from 2016 to 2017, causing China to become increasingly reliant on imported methanol. Ammonia, produced in anhydrous form (containing no water) from the reaction of nitrogen and hydrogen, constitutes the base feedstock for nearly all of the world’s nitrogen chemical production. In the United States, ammonia is primarily used as a feedstock to produce nitrogen fertilizers, such as urea and ammonium sulfate, and is also directly applied to soil as a fertilizer. In addition, ammonia is widely used in industrial applications, particularly in the Texas Gulf Coast market, including in the production of plastics, synthetic fibers, resins and numerous other chemical derivatives.

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
Energy-related applications consume approximately 29% of global methanol demand. In recent years, there has been a strong demand for methanol in energy applications such as gasoline blending, biodiesel and as a feedstock in the production of DME and MTBE. Methanol blending in gasoline is currently not permitted in the United States, but outside of the United States, methanol is used as a direct fuel for automobile engines, as a fuel blended with gasoline and as an octane booster in reformulated gasoline. MTO consumes the remaining 29% of global methanol demand as the MTO segment in China has grown by approximately 44% from 2016 to 2017, causing China to become increasingly reliant on imported methanol.
Historically, demand for methanol in chemical derivatives has been closely correlated to levels of global economic activity, energy prices and industrial production. Because methanol derivatives are used extensively in the building industry, demand for these derivatives rises and falls with building and construction cycles, as well as the level of production of wood products, housing starts, refurbishments and related customer spending. Demand for methanol is also affected by automobile production, durable goods production, industrial investment and environmental and health trends. Since methanol is used as the feedstock in the production of olefins, the polyolefin markets and its drivers, in particular packaging for food, are becoming more important. Methanol is predominately produced from natural gas, but is also produced from coal, particularly in China. Lower natural gas prices have resulted in an increase in methanol production in the United States.
Ammonia. The fertilizer industry is the major end-user of ammonia, with approximately 77% used for the production of various fertilizers and approximately 3% used for direct application into the ground. Ammonia is also used to produce various industrial products including blasting/mining compounds (ammonium nitrate); fibers and plastics (acrylonitrile, caprolactam and other nylon intermediates, isocyanates and other urethane intermediates, amino resins); and NOx emission reducing agents (ammonia, urea, diesel exhaust fluid) among others, which represents approximately 21% of the remaining global consumption of ammonia.
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
Natural Gas Prices
Natural gas is the primary feedstock for our production of methanol and ammonia. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of March 31, 2018. Accordingly, our profitability depends in large part on the cost of our natural gas feedstock. From time to time, the Partnership may enter into transactions that serve to hedge the cost of natural gas, which then results in an adjustment to our overall cost of that natural gas. During the three months ended March 31, 2018 and 2017, those transactions have not been significant or material to the overall operations or financial statements.

For the three months ended March 31, 2018, natural gas feedstock costs represented approximately 58% of our cost of goods sold (exclusive of depreciation) and cost of goods sold (exclusive of depreciation)—related party (“Total Cost of Goods Sold (exclusive of depreciation)”) as compared to 64% during the three months ended March 31, 2017. During the three months ended March 31, 2018, we spent approximately $31.3 million on natural gas feedstock supplies, which equaled an average cost per MMBtu of approximately $3.30, as compared to approximately $31.0 million on natural gas feedstock supplies, and an average cost per MMBtu of approximately $3.15 during the three months ended March 31, 2017.
We have connections to one major interstate and three major intrastate natural gas pipelines that provide us access to significantly more natural gas supply than our facility requires and flexibility in sourcing our natural gas feedstock. Our facility is connected to natural gas pipelines owned by Kinder Morgan, Houston Pipe Line Company, Florida Gas Transmission and DCP Midstream Partners, LP. We are currently receiving our natural gas from Kinder Morgan and Houston Pipe Line Company through our direct pipeline connections with those companies, and from Enterprise Products through our direct pipeline connection with Florida Gas Transmission. We believe that we have ready access to an abundant supply of natural gas for the foreseeable future due to our location and connectivity to major natural gas pipelines.
According to the Short-Term Energy Outlook published by the Energy Information Administration (the “EIA”) in April 2018, the Henry Hub natural gas spot price is expected to average $2.99 MMBtu during 2018 and $3.07 MMBtu in 2019. United States dry natural gas production averaged 73.6 billion cubic feet per day (“Bcf/d”) in 2017. The EIA projects U.S. dry natural gas production will increase by 10% to an average of 81.1 Bcf/d in 2018 and 82.8 Bcf/d in 2019. During the same time period, U.S. total natural gas consumption is expected to increase by 6% to approximately 78.5 Bcf/d in 2018 and 1% to approximately 79.2 Bcf/d in 2019. As natural gas is the feedstock for the majority of global methanol and ammonia production, having a low cost natural gas feedstock is a significant competitive advantage for U.S. producers.
Key Operational Factors
Product Sales Contracts
We currently are party to methanol sales contracts with several customers. Generally our customers may determine not to purchase any more methanol from us at any time and may purchase methanol from other suppliers. Consistent with industry practice, our methanol sales contracts set our pricing terms to reflect a specified discount to a published monthly benchmark methanol price (Argus or Southern Chemical). The majority of our methanol is sold on an FOB basis when transported by barge, pipeline, and our methanol truck loading facility.
We are party to ammonia sales contracts with several customers. Generally our customers have no minimum volume purchase obligations under these contracts, may determine not to purchase any more ammonia from us at any time and may purchase ammonia from other suppliers. Consistent with industry practice, these contracts set our pricing terms to reflect a specified discount to a published monthly benchmark ammonia price (CFR Tampa), and our ammonia is sold on an FOB basis when delivered by barge, vessel, pipeline, and our ammonia truck loading facility.
During the three months ended March 31, 2018, we delivered approximately 52% of our total sales by barge/vessel, 41% of our total sales by pipeline, and 7% of our total sales through our truck loading facilities.

Facility Reliability
The amount of revenue we generate primarily depends on the sales and production volumes of methanol and ammonia. These volumes are primarily affected by the utilization rates of our production units, which is the total production volume for a production unit for a given period divided by the production capacity of that production unit. Production capacity is determined by the product of the daily design capacity for a production unit and the number of days during a period, excluding planned downtime. Daily design capacity is 907 metric tons per day for our ammonia production unit and 2,500 metric tons per day for our methanol production unit and maximum daily production capacity is 975 metric tons per day for our ammonia production unit and 2,513 metric tons per day for our methanol production unit. Maintaining consistent, safe and reliable operations at our facility are critical to our financial performance and results of operations. Efficient production of methanol and ammonia requires reliable and stable operations at our facility due to the high costs associated with planned and unplanned downtime, which may result in lost margin opportunity, increased maintenance expense and a temporary decrease in working capital investment and related inventory position. While we seek to minimize unplanned downtime by performing regular maintenance turnarounds, we expect that we will continue to experience unplanned downtime at our facility in the event we identify necessary maintenance capital projects that will need to be completed prior to our next scheduled turnaround. As of March 31, 2018, we estimate our lost opportunity cost for each day of unplanned downtime to be approximately $0.4 million to $0.5 million. This estimate does not include the additional repair and maintenance costs associated with unplanned downtime.
We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations and to maintain or improve reliability. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround is expected to occur in the second half of 2019.

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
Capacity Utilization
During the three months ended March 31, 2018, our ammonia and methanol production units were in operation for 73 days and 90 days, respectively. During the three months ended March 31, 2018, the ammonia production units experienced 17 days of unplanned downtime due to a torus ring failure on a steam generator, refrigeration compressor seal failure and repairs to our pressure swing absorption unit feed gas cooler. The pressure swing absorption unit separates hydrogen from other gases. During the three months ended March 31, 2017, our ammonia and methanol production units were in operation for 86 days and 87 days, respectively. During the three months ended March 31, 2017, the ammonia and methanol production units experienced 4 days and 3 days, respectively, of unplanned downtime due to a natural gas supply control issue. We anticipate that we may incur additional unplanned downtime prior to our next scheduled turnaround in the event we identify maintenance capital projects that are necessary to maintain our production capacity. We anticipate that we may need to take our facilities offline for approximately two weeks to address certain operational deficits of our selective catalytic reduction unit at some point in the coming six months.
We produced approximately 68,272 metric tons of ammonia and approximately 222,245 metric tons of methanol during the three months ended March 31, 2018, representing capacity utilization rates of 84% and 99% for the ammonia and methanol production units, respectively, as compared to production of approximately 83,396 metric tons of ammonia and 215,841 metric tons of methanol during the three months ended March 31, 2017, representing capacity utilization rates of 102% and 96% for the ammonia and methanol production units, respectively.

EBITDA
EBITDA is defined as net income plus (i) interest expense and other financing costs, (ii) interest expense—related party, (iii) loss on extinguishment of debt, (iv) income tax expense and (v) depreciation expense. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

SELECTED FINANCIAL DATA
The following table includes selected summary financial data for the three months ended March 31, 2018 and 2017. The data below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. The data below is in thousands, except for production, capacity utilization rates, and natural gas pricing which is shown in $ per MMBtu.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$30,146	$13,744
Add:
Interest expense	5,895	5,547
Interest expense—related party	3,468	4,530
Loss on extinguishment of debt	3,501	—
Income tax expense	357	466
Depreciation expense	15,223	15,244
EBITDA	$58,590	$39,531

	Production (in metric tons)		Capacity Utilization Rate [1] (%)		Price of Natural Gas [2] ($ per MMBtu)
	For the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Ammonia	68,272	83,396	84%	102%	$3.30	$3.15
Methanol	222,245	215,841	99%	96%	$3.30	$3.15

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

(2)	Average purchase price of natural gas ($ per MMBtu) which is the Houston Ship Channel price plus a delivery fee, for a given period and adjusted for the value of any natural gas hedging transactions.

THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017:
Revenues

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Total revenues	$117,346	$92,891

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	Metric Tons	Revenue	Metric Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	73.0	$23,170	85.5	$21,135
Methanol	234.6	94,134	203.1	71,756
Other	—	42	—	—
Total	307.6	$117,346	288.6	$92,891

Our revenues and revenues—related party (“Total Revenues”) were approximately $117.3 million for the three months ended March 31, 2018 compared to approximately $92.9 million for the three months ended March 31, 2017. Our methanol revenues were approximately $94.1 million for the three months ended March 31, 2018 compared to approximately $71.8 million for the three months ended March 31, 2017, which represents an increase of 31%. The increase in methanol revenue is due to the corresponding increase in methanol sales volumes and prices. Our ammonia revenues were approximately $23.2 million for the three months ended March 31, 2018 compared to approximately $21.1 million for the three months ended March 31, 2017, which represents an increase of 10%. The increase in ammonia revenue is due to the corresponding increase in average ammonia sales prices, partially offset by the decrease in ammonia sales volumes due to the unplanned downtime during the first quarter of 2018.
We sold approximately 234,600 metric tons of methanol during the three months ended March 31, 2018 compared to approximately 203,100 metric tons of methanol during the three months ended March 31, 2017, which represents an increase in sales volumes of 16%. The average sales prices for methanol during the three months ended March 31, 2018 was $401 per metric ton compared to $353 per metric ton for the three months ended March 31, 2017, which represents an increase of 14%. During late 2017 and early 2018, global supply disruptions caused by production issues and increases in global demand resulted in an increase in our average methanol sales price. Sales of methanol comprised approximately 80% of our Total Revenues for the three months ended March 31, 2018 compared to 77% of our Total Revenues for the three months ended March 31, 2017.

Set forth below is a table showing average methanol sales prices per metric ton, per quarter for the previous five fiscal quarters.

	Average Methanol Sales Prices
	2018	2017
For the Three Months Ended:
March 31	$401	$353
June 30	$—	$331
September 30	$—	$299
December 31	$—	$319

We sold approximately 73,000 metric tons of ammonia during the three months ended March 31, 2018 compared to approximately 85,500 metric tons of ammonia during the three months ended March 31, 2017, which represents a decrease in sales volumes of 15%. During the three months ended March 31, 2018, the ammonia production facility experienced 17 days of unplanned downtime which caused lower sales volumes than normal. The average sales prices for ammonia during the three months ended March 31, 2018 was $317 per metric ton compared to $247 per metric ton for the three months ended March 31, 2017, which represents an increase of 28%. The price increase is attributed to global supply and demand variations. Sales of ammonia comprised approximately 20% of our Total Revenues for the three months ended March 31, 2018 compared to 23% of our Total Revenues for the three months ended March 31, 2017.
Set forth below is a table showing average ammonia sales prices per metric ton, per quarter for the previous five fiscal quarters.

	Average Ammonia Sales Prices
	2018	2017
For the Three Months Ended:
March 31	$317	$247
June 30	$—	$291
September 30	$—	$185
December 31	$—	$246

Cost of Sales (exclusive of depreciation)

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	$ in thousands	% of Total	$ in thousands	% of Total
Natural Gas	$31,341	58.4%	$31,045	64.3%
Hydrogen	$5,175	9.6	$5,551	11.5
Nitrogen	$1,591	3.0	$1,941	4.0
Maintenance	$3,814	7.1	$3,111	6.4
Labor	$3,706	6.9	$3,880	8.0
Other	$8,031	15.0	$2,744	5.7
Total	$53,658	100%	$48,272	100%

Total Cost of Goods Sold (exclusive of depreciation) was approximately $53.7 million and 46% of Total Revenue for the three months ended March 31, 2018, as compared to Total Cost of Goods Sold (exclusive of depreciation) of approximately $48.3 million and 52% of Total Revenue for the three months ended March 31, 2017. The increase in Total Cost of Goods Sold (exclusive of depreciation) was primarily due to the increase in Other Cost of Goods Sold (exclusive of depreciation). Other Cost of Goods Sold (exclusive of depreciation) includes costs related to freight-out, direct materials used in the production process, inventory revaluation adjustments, services related to the sale of our products (such as barge survey fees and meter recalibration fees), site services expenses and adjustments to the manufacturing overhead allocated to inventory on hand at the end of the reporting period. Other Cost of Goods Sold (exclusive of depreciation) increased during the three months ended March 31, 2018, due to an increase in sales volumes. In addition, our purchase price for natural gas increased from an average of $3.15 per MMBtu for the three months ended March 31, 2017 to an average of $3.30 per MMBtu for the three months ended March 31, 2018, which represents an increase of 5%.
Set forth below is a table showing our purchase price for natural gas per MMBtu, per quarter for the previous five fiscal quarters.

	Natural Gas Purchase Prices
	2018	2017
For the Three-Months Ended:
March 31	$3.30	$3.15
June 30	$—	$3.32
September 30	$—	$3.08
December 31	—	$3.00
The decrease in Total Cost of Goods Sold (exclusive of depreciation) as a percentage of revenues was due to the increase in Total Revenue. Our Total Revenues increased by 26% during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due in part to the increase in average methanol sales prices.
Depreciation Expense
Depreciation expense was approximately $15.2 million for the three months ended March 31, 2018 compared to approximately $15.2 million for the three months ended March 31, 2017.

Selling, General and Administrative Expense
Our selling, general and administrative expenses were approximately $2.8 million for the three months ended March 31, 2018 compared to approximately $4.1 million for the three months ended March 31, 2017, which represents a decrease of 32%. Selling, general and administrative expenses were lower during the three months ended March 31, 2018 due to a reduction in insurance expense, property tax expense, legal and professional services and director fees.
Our selling, general and administrative expenses—related party were approximately $2.3 million for the three months ended March 31, 2018 compared to approximately $1.0 million for the three months ended March 31, 2017, which represents an increase of 130%. The increase in selling, general and administrative expenses—related party was due to a $1.5 million end of service compensation payment made to our former Chief Financial Officer.
Interest Expense
Interest expense was approximately $5.9 million for the three months ended March 31, 2018 compared to $5.5 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, interest expense was higher than the comparable period as a result of the increase in LIBO rates.
Interest expense—related party was approximately $3.5 million for the three months ended March 31, 2018 compared to $4.5 for the three months ended March 31, 2017. During the three months ended March 31, 2018 interest expense—related party was lower during the comparable period as the result of the repayment of the Term Loan Facility—Related Party with proceeds from the Credit Agreement as discussed in note 6(b). Interest expense—related party relates to interest expense and commitment fees on the unused portion of the Revolving Credit Facility—Related Party and interest expense on our Term Loan Facility—Related Party, both payable to OCI USA.
Loss on extinguishment of debt
Loss on extinguishment of debt was approximately $3.5 million for the three months ended March 31, 2018. This loss was due to the repayment of our borrowings under the Original Term Loan B Credit Facility in March 2018 and the resulting recognition of an expense for all remaining unamortized deferred financing fees. There were no such losses on extinguishment of debt during the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to finance current operations, service our debt, pay distributions to our partners, and fund capital expenditures. We believe that our current and expected sources of liquidity will be adequate to fund these operating needs and capital expenditures, for the next 12 months. Our sources of liquidity include cash flow from operations, cash on hand, and the Credit Agreement. Our future capital expenditures and other cash requirements could be higher than we currently anticipate as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside our control.
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

Three Months Ended March 31, 2018
(in millions)
Reconciliation of Net income to EBITDA
Net income	$30.1
Adjustments:
Add:
Interest expense	5.9
Interest expense—related party	3.5
Loss on extinguishment of debt	3.5
Income tax expense	0.4
Depreciation expense	15.2
EBITDA	$58.6
Reconciliation of EBITDA to Cash available for distribution
EBITDA	$58.6
Adjustments:
Less:
Debt service (1)	20.2
Maintenance and expansion capital expenditures
Capital expenditures	0.5
Reserves for future turnarounds	1.5
Reserves for future operating or capital needs	2.9
Taxes	0.4
Rounding for distributions	—
Cash available for distribution	$33.1
Actual cash distributions declared	$33.1

(1)
Debt service is defined as (i) cash interest paid on long-term debt and revolving credit facilities, plus (ii) mandatory quarterly repayments on the term loans under the Credit Agreement, plus (iii) a 0.5% commitment fee on the unused portion of the $40.0 million Revolving Credit Facility—Related Party, plus (iv) a commitment fee on the unused portion of the Revolving Credit Facility and Original Revolving Credit Facility, plus (v) any up-front fees, transactions costs, etc. related to indebtedness. Debt service excludes amortization of deferred financing costs.

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
On May 7, 2018, the Partnership announced that the board of directors of our general partner declared a cash distribution to our common unitholders for the period January 1, 2018 through and including March 31, 2018 of $0.38 per unit, or approximately $33.1 million in the aggregate. The cash distribution will be paid on June 8, 2018 to unitholders of record at the close of business on May 23, 2018.

Credit Facilities
The Partnership's credit facilities are described below. Please read Item I—“Financial Statements”, note 6 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information relating to the Partnership’s credit facilities.
Credit Agreement
On March 13, 2018, the Partnership successfully completed the closing of a $455.0 million secured term loan credit facility (the “Term Loan Facility”) and a $40.0 million revolving credit facility (the “Revolving Credit Facility”) established pursuant to a Credit Agreement, dated as of March 13, 2018 (the “Credit Agreement”), among the Partnership, the lenders party thereto from time to time and Bank of America, N.A. as administrative agent.
Term Loan Facility
The Term Loan Facility matures on March 13, 2025, and amortizes in quarterly installments equal to 0.25% of the original principal amount thereof, or $1.1 million payable at the end of each fiscal quarter. The initial interest rate on the Term Loan Facility accrues interest at a rate equal to, at the Partnership’s option, LIBOR plus 4.25% or a base rate plus 3.25%. The interest rate margin for the Term Loan Facility is subject to reduction based on changes in our total net leverage ratio from time to time.
As of March 31, 2018, the Partnership had had $455.0 million outstanding under the Term Loan Facility.
Revolving Credit Facility
The Revolving Credit Facility matures on March 13, 2020 and outstanding principal amounts under the Revolving Credit Facility bear interest at an initial interest rate of, at the Partnership’s option, LIBOR plus 3.75% or a base rate plus 2.75%. The interest rate margin for the Revolving Credit Facility is subject to reduction based on changes in our first lien net leverage ratio from time to time. The Revolving Credit Facility includes a $20.0 million letter of credit sublimit.
The Partnership will pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, that steps down to 0.375% if the first lien net leverage ratio is less than or equal to 3.00 to 1.00.
As of March 31, 2018, the Partnership had had no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement contains customary covenants and conditions based on the maintenance of certain senior secured net leverage ratios and interest coverage ratios (see note 6 – Debt to the unaudited condensed consolidated financial statements for a more detailed description). As a result of such covenants, we will be limited in the manner in which we conduct our business and our ability to finance future operations or capital needs. In addition, to the extent that we are unable to refinance our debt at maturity on favorable terms, or at all, our ability to fund our operations and our ability to make cash distributions could be adversely affected. Upon the occurrence of certain events of default under the Credit Agreement, the Partnership’s obligations under the Credit Agreement may be accelerated which could impair our ability to fund our operations and our ability to make cash distributions.

Original Term Loan B Credit Facility
On August 20, 2013, OCIB, as borrower, and OCI USA, as guarantor, entered into a senior secured term loan credit facility (as amended, supplemented or restated from time to time, “Original Term Loan B Credit Facility”) with a syndicate of lenders and investors and Bank of America, N.A., as administrative agent. The Partnership subsequently became a party to the Original Term Loan B Credit Facility through a credit agreement joinder, dated as of October 18, 2013. Interest on the Original Term Loan B Credit Facility accrued, at OCIB's option, at adjusted LIBOR plus 6.75% per annum or the alternative base rate plus 5.75%. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement, in part, to repay in full the outstanding principal of approximately $231.8 million and accrued interest of $1.4 million under the Original Term Loan B Credit Facility.
Original Revolving Credit Facility
On April 4, 2014, OCIB as borrower, the Partnership as a guarantor, Bank of America, N.A. as administrative agent and a syndicate of lenders entered into a revolving credit agreement (as amended, supplemented or restated from time to time, the “Original Revolving Credit Facility”), with an initial aggregate borrowing capacity of up to $40.0 million (less any amounts borrowed under the Revolving Credit Facility—Related Party (as defined below)), including a $20.0 million sublimit for letters of credit. The aggregate borrowing capacity of the Original Revolving Credit Facility was reduced by $2.5 million on the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2017, leaving an aggregate borrowing capacity of $32.5 million as of December 31, 2017. The Original Revolving Credit Facility was set to expire on March 31, 2018. Interest on outstanding principal amounts under the Original Revolving Credit Facility accrued interest at OCIB’s option at either LIBOR plus a margin of 4.75% or a base rate plus a margin of 3.75%. OCIB paid a commitment fee of 1.40% per annum on the unused portion of the Original Revolving Credit Facility. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement, in part, to repay in full the $80,000 of commitment fees outstanding under the Original Revolving Credit Facility.
Revolving Credit Facility—Related Party
Our intercompany revolving credit facility with OCI USA (the “Revolving Credit Facility—Related Party”) had a borrowing capacity of $40.0 million and a maturity date of January 20, 2020. The amount that could be drawn under the Revolving Credit Facility—Related Party was limited by the Original Revolving Credit Facility to $40.0 million minus the amount of indebtedness outstanding under the Original Revolving Credit Facility. Borrowings under the Revolving Credit Facility—Related Party accrued interest at a rate equal to the sum of (i) the rate per annum applicable to the Original Revolving Credit Facility (as such per annum rate fluctuated from time to time in accordance with the terms of the agreement governing the Revolving Credit Facility), plus (ii) 0.25%. OCIB paid a commitment fee to OCI USA under the Revolving Credit Facility—Related Party on the undrawn available portion at a rate of 0.5% per annum, which was included as a component of interest expense—related party on the unaudited condensed consolidated statements of operations. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement, in part, to repay in full the $7,000 of commitment fees outstanding under the Revolving Credit Facility—Related Party. The Revolving Credit Facility—Related Party has been terminated effective as of March 13, 2018.
Term Loan Facility—Related Party
Our intercompany term loan facility with OCI USA (the “Term Loan Facility—Related Party”) had a borrowing capacity of $200.0 million and a maturity date of January 20, 2020. Borrowings under the Term Loan Facility—Related Party accrued interest at a rate equal to the sum of (i) the rate per annum applicable to the Original Term Loan B Credit Facility (as such per annum rate fluctuated from time to time in accordance with the terms of the agreement governing the Term Loan B Credit Facility) plus (ii) 0.25%. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement, in part, to repay in full the outstanding principal of approximately $200.0 million and accrued interest of $0.6 million under the Term Loan Facility—Related Party. The Term Loan Facility—Related Party has been terminated effective as of March 13, 2018.

Debt Ratings
On February 13, 2018, Moody's Investors Service raised our corporate family rating to “B1” from “B2” and assigned a “B1” rating to our Term Loan Facility. On February 15, 2018, Standard & Poor's Global Ratings affirmed our corporate credit rating of “B-” and revised its outlook to positive from stable. On April 11, 2018, Standard & Poor's Global Ratings revised its assessment and raised our corporate credit rating to “B+” from “B-”, raised our issue-level rating on our Term Loan Facility to “BB” from “B+” and revised its outlook to stable.
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
We recorded maintenance capital expenditures related to our capital spares project and other budgeted maintenance capital projects in the amount of $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. We expect to perform maintenance turnarounds approximately every four years, which will typically last approximately four weeks and cost approximately $24.0 million per turnaround. We will perform significant maintenance capital projects at our facility during a turnaround to minimize disruption to our operations, and capitalize the costs related to these projects as property, plant and equipment and will classify the amounts as maintenance capital expenditures. We executed a turnaround as part of our debottlenecking project which was completed in April 2015. We expect that the next turnaround will occur in the second half of 2019.
We did not have any expansion capital expenditures during the three months ended March 31, 2018 and 2017.
Working Capital
Working capital is the amount by which total current assets exceed total current liabilities. Our working capital requirements have been, and we expect will continue to be, primarily driven by changes in accounts receivable and accounts payable. Factors impacting changes in accounts receivable and accounts payable could include changes in methanol and ammonia sales prices, the timing of collections from customers, payments to suppliers, as well as the level of spending for capital expenditures and changes in the market prices of raw materials that we purchase in the normal course of business.
Working capital at March 31, 2018 was $48.2 million, consisting of $100.9 million in total current assets and $52.7 million in total current liabilities. Working capital at December 31, 2017 was $7.7 million, consisting of $65.0 million in total current assets and $57.2 million in total current liabilities. The increase in working capital was primarily due to an increase in our cash flow from operations.

CASH FLOWS
Our profits, operating cash flows and cash available for distribution are subject to changes in the prices of our products and natural gas, which is our primary feedstock. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control.
The following table summarizes our unaudited condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	43,165	14,831
Investing activities	(508)	(1,368)
Financing activities	(10,341)	(4,368)
Net increase in cash and cash equivalents	32,316	9,095

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2018 was approximately $43.2 million. We had a net income of approximately $30.1 for the three months ended March 31, 2018. During this period, we recorded depreciation expense of $15.2 million, amortization of debt issuance costs of $0.5 million and a loss on extinguishment of debt of $3.5 million. Accounts receivable, which is approximately equal to one month of revenue, increased by $11.4 million during the three months ended March 31, 2018. The increase in accounts receivable was due to an increase in our average methanol and ammonia sales prices. Accounts receivable—related party decreased by $5.0 million during the three months ended March 31, 2018 due to a payment received from OCI Fertilizer Trade & Supply for the 16,300 metric tons of commercial grade anhydrous ammonia which was sold to OCI Fertilizer Trade & Supply during December 2017. Please read note 7 – Related Party Transactions to the unaudited condensed consolidated financial statements included in this report for additional information. Inventories decreased by $3.5 million due to an increase in methanol sales volumes which decreased the quantity of inventory on hand. Accounts payable increased by $1.6 million due to the timing of payments to our suppliers. Accrued interest and accrued interest—related party decreased by $2.2 million and $1.5 million, respectively. On March 13, 2018, the Partnership utilized the funds borrowed under the Credit Agreement, in part, to repay in full the outstanding accrued interest of $1.4 million under the Original Term Loan B Credit Facility, $80,000 of commitment fees outstanding under the Original Revolving Credit Facility, $0.6 million of accrued interest outstanding under the Term Loan Facility—Related Party and $7,000 of commitment fees outstanding under the Revolving Credit Facility—Related Party. Please read note 6 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.
Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $14.8 million. We had net income of approximately $13.7 for the three months ended March 31, 2017. During this period, we recorded depreciation expense of $15.2 million and amortization of debt issuance costs of $0.6 million. Accounts receivable, which is approximately equal to one month of revenue, increased by $10.4 million during the three months ended March 31, 2017. The increase in accounts receivable was due to an increase in our realized average methanol sales prices. Inventories increased by $1.0 million due to a decrease in sales volumes. Accounts payable (excluding non-cash accruals of property, plant and equipment) decreased by $4.9 million due to the settlement of obligations to our suppliers.
Investing Activities
Net cash used in investing activities was approximately $0.5 million and $1.4 million, respectively, for the three months ended March 31, 2018 and 2017.

Financing Activities
Net cash used in financing activities was approximately $10.3 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we received $455.0 million in proceeds from the Credit Agreement and subsequently repaid the outstanding balance of the Original Term Loan B Credit Facility of $231.8 million, the outstanding balance of the Term Loan Facility—related party of $200.0 million, remitted $9.3 million of transferred trade receivables to OCI USA and paid $8.2 million in deferred financing costs associated with the Credit Agreement. In addition, during January 2018 we repaid borrowings of $16.0 million on the Original Revolving Credit Facility. Please read note 6 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.
Net cash used in financing activities was approximately $4.4 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we received $62.0 million in proceeds from the Original Revolving Credit Facility and subsequently repaid $30.0 million, leaving a principal balance of $32.0 million outstanding under the Original Revolving Credit Facility as of March 31, 2017. We repaid borrowings of $1.1 million on the Original Term Loan B Credit Facility and repaid $35.0 million on the Revolving Credit Facility—Related Party. Please read note 6 – Debt to the unaudited condensed consolidated financial statements included in this report for additional information.

CONTRACTUAL OBLIGATIONS
The following table lists our significant contractual obligations and their future payment at March 31, 2018.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term Loan Facility—Principal Payments	$455,000	$4,550	$9,100	$9,100	$432,250
Interest Payments (1)	204,988	30,315	59,586	58,109	56,978
Hydrogen supply contract (2)	3,600	3,600	—	—	—
Natural gas supply contract (2)	10,350	10,350	—	—	—
Nitrogen supply contract (2)	36,096	5,775	17,326	12,995	—
Purchase commitments	15,287	8,087	7,200	—	—
Total	$725,321	$62,677	$93,212	$80,204	$489,228
_____________________________________

(1)
Interest rate on floating rate debt is based on the rate of 4.25% plus LIBOR for the Term Loan Facility, 3.75% plus LIBOR for the Revolving Credit Facility and a commitment fee of 0.5% on the unused portion of the Revolving Credit Facility. The expected interest payments in the table above assume that the March 31, 2018 LIBO rate of 2.302% continues until the Term Loan Facility matures.

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
On August 29, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the cash flow reporting of certain issues that were either unclear or not addressed under existing U.S. GAAP. The standard requires the retrospective transition method and is effective for annual and interim periods in the fiscal years beginning after December 15, 2017, although early adoption is permitted. The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on the Partnership's consolidated financial statements or disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09 on January 1, 2018, using the modified retrospective approach, had no significant impact on our results of operations, cash flows or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer. No transition adjustment was necessary upon adoption. Please read Item I—“Financial Statements”, note 3 – Significant Accounting Policies to the unaudited condensed consolidated financial statements included in this report for additional information and disclosures required by this new standard.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases. Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. These updates also expand the required quantitative and qualitative disclosures surrounding leases. The new lease standard requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Partnership has begun evaluating the new lease standard, including the review and implementation of the necessary changes to our existing process and systems that will be required to implement this new standard and evaluating the effect of adoption on our consolidated financial statements. We plan to adopt this ASU beginning on January 1, 2019 using the modified retrospective transition approach.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accuracy of estimates is based on the accuracy of information used. Other than the change in the revenue recognition policy as discussed in note 3, there has not been a material change to our critical accounting policies and estimates from the information provided in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings. As of March 31, 2018, interest on borrowings under the Term Loan Facility accrue, at OCIB’s option, at LIBOR plus 4.25% per annum or the alternate base rate plus 3.25%. Interest on borrowings under the Revolving Credit Facility accrue, at OCIB’s option, at LIBOR plus 3.75% per annum or the alternate base rate plus 2.75%. Based upon the outstanding balances of our variable-interest rate debt at March 31, 2018, and assuming interest rates are above the applicable minimum, a hypothetical increase or decrease of 100 basis points would result in an increase or decrease to our annual interest expense of approximately $4.6 million.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for methanol, ammonia and natural gas. Natural gas is the primary raw material used in the production of the methanol and ammonia manufactured at our facility. Operating at full capacity, our methanol and ammonia production units together require approximately 110,000 to 120,000 MMBtu per day of natural gas, as of March 31, 2018. We have supply agreements with Kinder Morgan, Enterprise Products and Houston Pipe Line to supply natural gas required for our production of methanol and ammonia. In addition, the price we pay for hydrogen depends on natural gas prices. As of March 31, 2018, a hypothetical increase or decrease of $1.00 per MMBtu of natural gas would result in an increase or decrease to our annual cost of goods sold (exclusive of depreciation) of approximately $43.9 million to $47.5 million.
In the normal course of business, we produce methanol and ammonia throughout the year to supply the needs of our customers. Our inventory is subject to market risk due to fluctuations in the price of methanol and ammonia, changes in demand, natural gas feedstock costs and other factors. Methanol prices have historically been, and are expected to continue to be, characterized by significant cyclicality. As of March 31, 2018, a hypothetical increase or decrease of $50 per ton in the price of methanol would result in an increase or decrease to our annual revenue of approximately $45.6 million, based on an annual methanol volume of 912,500 metric tons. As of March 31, 2018, a hypothetical increase or decrease of $50 per ton in the price of ammonia would result in an increase or decrease to our annual revenue of approximately $16.6 million, based on an annual ammonia volume of 331,000 metric tons.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On May [*], 2018, OCIB notified OCI USA Inc. that in connection with the Partnership’s entry into the Credit Agreement and the repayment in full on March 13, 2018 of amounts owed under the Revolving Credit Facility—Related Party and the Term Loan Facility—Related Party, OCIB was terminating such facilities effective March 13, 2018.
The termination of the Revolving Credit Facility-Related Party and the Term Loan Facility-Related Party are being reported in this Item 5 in lieu of being reported on Form 8-K under Item 1.02. Termination of a Material Definitive Agreement.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1*	Certificate of Limited Partnership of OCI Partners LP	S-1	3.1	June 14, 2013	333-189350
3.2*	Certificate of Amendment to Certificate of Limited Partnership of OCI Partners LP	S-1	3.2	June 14, 2013	333-189350
3.3A*	First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	October 15, 2013	001-36098
3.3B*	Amendment No. 1, dated as of March 26, 2014, to the First Amended and Restated Agreement of Limited Partnership of OCI Partners LP, dated as of October 9, 2013	8-K	3.1	March 26, 2014	001-36098
10.1*	Credit Agreement dated as of March 13, 2018 among OCI Partners LP, as borrower, various lenders, Barclays Bank plc, as syndication agent, Credit Agricole Corporate and Investment Bank, as documentation agent, and Bank of America N.A., as administrative agent	8-K	10.1	March 15, 2018	001-36098
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________________________________________________________

*	Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
†	Filed herewith.
#	Furnished herewith.
+	Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI PARTNERS LP BY: OCI GP LLC, ITS GENERAL PARTNER

Dated: May 7, 2018	/s/ Beshoy Guirguis
Beshoy Guirguis
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)